Form 10-Q
period 2000-07-31
STRATOS LIGHTWAVE INC
filed 2000-09-14
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2000, or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______

                         Commission file number 0-30869

                             STRATOS LIGHTWAVE, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
                                   ----------

             DELAWARE                                  36-4360035
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                              No.)

                             7444 West Wilson Avenue
                             Chicago, Illinois 60706
                                 (708) 867-9600
-------------------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                                   ----------


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

As of September 12, 2000, there were 64,092,307 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION.........................................  3
    Item 1.   Financial Statements..........................................  3
              Condensed Consolidated Balance Sheets as of
              April 30, 2000 and July 31, 2000 (unaudited)..................  3
              Condensed Consolidated Statements of Income (unaudited)
              for the three months ended July 31, 1999 and 2000.............  4
              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the three months ended July 31, 1999 and 2000.............  5
              Notes to Condensed Consolidated Financial Statements
              (unaudited) July 31, 2000.....................................  6
    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operation......................................  9
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.... 28

PART II.      OTHER INFORMATION............................................. 28
    Item 1.   Legal Proceedings............................................. 28
    Item 2.   Changes in Securities and Use of Proceeds..................... 29
    Item 6.   Exhibits and Reports on Form 8-K.............................. 30

SIGNATURES.................................................................. 31

INDEX TO EXHIBITS........................................................... 32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     April 30,            July 31,
                                                                                        2000               2000
                                                                                    -----------          -----------
                                                                                                         (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents......................................................    $      537           $  189,451
  Accounts receivable, less allowance............................................        12,127               18,911
Inventories:
  Finished products..............................................................           764                  248
  Work in process................................................................           991                  777
  Materials......................................................................         9,417               12,884
                                                                                    ------------          -----------
                                                                                         11,172               13,909
Current deferred income taxes....................................................         1,166                1,166
Prepaid expenses.................................................................           201                  259
                                                                                    ------------          -----------
    Total current assets.........................................................        25,203              223,696
Other assets:
  Goodwill, less accumulated amortization........................................        10,563               13,337
  Other..........................................................................           436                  474
                                                                                    ------------          -----------
                                                                                         10,999               13,811

Property, plant and equipment....................................................        38,377               43,722
  Less allowances for depreciation...............................................        13,442               14,629
                                                                                    ------------          -----------
                                                                                         24,935               29,093
                                                                                    ------------          -----------
    Total assets.................................................................    $   61,137           $  266,600
                                                                                    ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................    $    4,389           $   10,587
  Other current liabilities......................................................         3,067                5,306
                                                                                    ------------          -----------
    Total current liabilities                                                             7,456               15,893
Deferred income taxes............................................................           719                  689
Minority interest................................................................            --                  293
Stockholders' equity
  Preferred stock................................................................            --                   --
  Common stock...................................................................           540                  641
  Additional paid-in capital.....................................................        52,422              247,212
    Retained earnings............................................................            --                1,940
    Foreign currency translation adjustment......................................            --                  (68)
                                                                                    ------------          -----------
    Total stockholders' equity...................................................        52,962              249,275
                                                                                    ------------          -----------
      Total liabilities and stockholders' equity.................................    $   61,137           $  266,600
                                                                                    ============          ============

           See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          Three Months Ended July 31
                                                                                        -------------------------------
                                                                                          1999                 2000
                                                                                        --------             --------
Revenue:
  Net sales......................................................................      $  14,567            $  25,916
  License fees and royalties.....................................................            800                  409
                                                                                       ---------            ---------
    Total........................................................................         15,367               26,325

Costs and expenses:
  Cost of sales..................................................................          9,049               17,377
  Research and development.......................................................          1,466                2,782
  Sales and marketing............................................................          1,377                1,928
  General and administrative.....................................................          1,081                1,950
                                                                                       ---------            ---------
    Total costs and expenses.....................................................         12,973               24,037
                                                                                       ---------            ---------

Income from operations...........................................................          2,394                2,288

Interest income, net.............................................................             --                  917
                                                                                       ---------            ---------

Income before income taxes.......................................................          2,394                3,205
Provision for Income taxes ......................................................            913                1,164
                                                                                       ---------            ---------
Net income ......................................................................      $   1,481            $   2,041
                                                                                       =========            =========
Net income per share, basic and diluted..........................................      $    0.03            $    0.04
                                                                                       =========            =========
Weighted average number of common shares outstanding:
  Basic..........................................................................         54,030               57,603
  Diluted........................................................................         54,030               57,973
                                                                                       =========            =========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Three Months Ended July 31
                                                                                        -------------------------------
                                                                                          1999                 2000
                                                                                        --------             --------
Operating activities:
  Net income.....................................................................      $   1,481            $   2,041
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for depreciation and amortization..................................            537                1,400
    Change in operating assets and liabilities...................................         (3,232)              (1,142)
                                                                                       ---------            ---------
  Net cash provided by (used by) operating activities............................         (1,214)               2,299
Investing activities:
  Purchases of property, plant and equipment.....................................         (1,093)              (5,455)
  Additional purchase price of prior period acquisition..........................             --               (2,957)
  Other..........................................................................             (6)                 225
                                                                                       ---------            ---------
  Net cash used in investing activities..........................................         (1,099)              (8,187)
                                                                                       ---------            ---------
Financing activities:
  Net proceeds from initial public offering......................................             --              195,947
  Payment of note related to prior period acquisition............................             --                 (333)
  Net cash transfers from (to) Methode Electronics, Inc..........................          2,326                 (812)
                                                                                       ---------            ---------
  Net cash provided by financing activities......................................          2,326              194,802
                                                                                       ---------            ---------
  Net increase in cash and cash equivalents......................................             13              188,914
  Cash at beginning of period....................................................            550                  537
                                                                                       ---------            ---------
  Cash at end of period..........................................................      $     563            $ 189,451
                                                                                       =========            =========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. This unaudited quarterly information should be read in conjunction with the audited combined financial statements and related notes for the fiscal year ended April 30, 2000 included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

         As of May 28, 2000, Methode Electronics, Inc. ("Methode") contributed and transferred to the Company all of the capital stock and equity interests held by Methode in subsidiaries and other entities that conducted a majority of its optical products business, pursuant to a master separation agreement. The capital stock and equity interests contributed and transferred to the Company were Bandwidth Semiconductor, LLC, Methode Communications Modules, Inc. (now Stratos Lightwave- Florida, Inc.), Stratos Lightwave, LLC, Methode's sixty percent interest in MP Optical Communications, LLC and Stratos Limited. Prior to its transfer of Stratos Lightwave, LLC to the Company, Methode transferred all of the assets and liabilities of its optoelectronics and fiber optic divisions, the properties associated with its optoelectronics research center and Methode's corporate facilities occupied by these divisions to Stratos Lightwave, LLC.

         During the quarter ended July 31, 2000, the Company completed the sale of 10,062,500 shares of common stock in its initial public offering at a price of $21 per share. The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by the Company, were approximately $195 million.

         Methode currently owns 54,029,807 shares of the Company's common stock, representing approximately 84.3% of the outstanding shares. Methode has announced its intention to distribute at a later date, all of the shares of the Company's common stock owned by Methode to its stockholders, although Methode is under no obligation to complete this distribution. Methode has filed with the Internal Revenue Service for a favorable letter ruling to the effect that the subsequent distribution of Methode's ownership will be a tax-free distribution for U.S. federal income tax purposes.

         Our condensed consolidated financial statements have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The consolidated financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us.

         For purposes of governing certain of the ongoing relationships between the Company and Methode after the separation and to provide for an orderly transition, the Company and Methode have entered into various agreements to provide similar services as those described above. The agreements govern individual transitional services as requested by Methode or the Company, of the other party. Such services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement is one year (provision for extension exists) unless earlier terminated.

         The Company's estimated expenses under its transitional service arrangements with Methode would not differ significantly from the costs historically allocated to it by Methode for similar arrangements and reflected in these condensed consolidated financial statements. The transitional services between Methode and the Company will generally be in effect for one year following the spin-off.

         The allocation of Methode corporate expenses was discontinued on May 28, 2000. Subsequent to this date, the Company incurred these corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the three months ended July 31, 1999 and 2000 were classified as follows:


                                                                                          Three Months Ended July 31
                                                                                        -------------------------------
                                                                                          1999                 2000
                                                                                        --------             --------
                                                                                                (in thousands)
Cost of sales....................................................................      $     232            $     106
Research and development.........................................................            180                    5
Sales and marketing..............................................................            294                  188
General and administrative.......................................................            979                  376
                                                                                       ---------            ---------
  Total..........................................................................      $   1,685            $     675
                                                                                       =========            =========

         In addition, the Company incurred charges of approximately $149,000 in the three months ended July 31, 2000 under its transitional service agreements with Methode.

         Our condensed consolidated financial statements may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity for the periods presented.

         Comprehensive income consists of net income and foreign currency translation adjustments and totaled $1,481,000 and $2,109,000 for the first quarters of fiscal 2000 and 2001.

2.       ACQUISITIONS

         Effective February 23, 2000, the Company entered into an amendment to the Asset Purchase Agreement with Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) which provides that in the event the Company is part of an initial public offering of shares to be accomplished not later than November 15, 2000, the sum of $2.957 million will become payable to the seller within 30 days following the initial public offering in full satisfaction of such additional contingent consideration. This amount was paid in July 2000 and has been accounted for as additional purchase price.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                                          Three Months Ended July 31
                                                                                        -------------------------------
                                                                                          1999                 2000
                                                                                        --------             --------
Numerator - net income...........................................................      $  1,481             $   2,041
                                                                                       =========            =========
Denominator:
  Denominator for basic earnings per share - weighted-average shares
  outstanding....................................................................        54,030                57,603
  Dilutive potential common shares - employee stock options......................            --                   370
                                                                                       ---------            ---------
  Denominator for diluted earnings per share - adjusted weighted-average
  shares and assumed conversions.................................................        54,030                57,973
                                                                                       =========            =========
Basic and diluted earnings per share.............................................      $   0.03             $    0.04
                                                                                       =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-Q. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER SUBSTANTIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT OUR FUTURE RESULTS."

OVERVIEW

         We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks
(MANs), wide area networks (WANs) and central office networking in the telecommunication markets. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and asynchronous transfer mode (ATM). We also design, manufacture and sell a full line of optical components and cable assemblies for use in enterprise, metropolitan area, wide area and telecommunication networks.

         Our net sales are derived principally from the sale of optical subsystems and components to optical communication original equipment manufacturers (OEMs). Sales are generally recognized upon product shipment. Our net sales have fluctuated from period to period based on the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. Historically, product obsolescence relating to customer cancellations, delays and rescheduling has not been material and therefore, we do not currently maintain reserves for these matters. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

         The average unit prices of our products generally decrease as the products mature in response to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices.

         License fees and royalties represent payments received from licensees of our patented technology which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents, which is currently in 2017. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

         Our cost of sales consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We have periodically experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. Substantially all of our products are designed and manufactured in our own facilities. Accordingly, a portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs or introduce new products to offset anticipated decreases in the average selling prices of our products.

         Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and overhead costs related to major product development projects. Historically, research and development expenses have included allocations from Methode Electronics, Inc. ("Methode") of expenses for salaries and related expenses for research and development personnel. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success and we intend to increase investment in research and development programs in future periods for the purpose of enhancing or reducing the cost of current optical subsystems and components, and developing new optical subsystems and components.

         We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers' representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and product marketing and promotion costs. Historically, expenses have included allocations from Methode of expenses for the salaries and related expenses for sales and marketing personnel. We expect to continue to make significant expenditures for sales and marketing services.

         General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses also consist of the amortization of goodwill resulting from the excess of the purchase price over net assets of the acquired companies, which is amortized on a straight-line basis over twenty-five years. Historically, expenses have included allocations from Methode for the salaries and related expenses for administrative, finance and human resources personnel, professional fees, information technology, and other corporate expenses. In support of our continued growth and our operations as an independent public company, we expect to continue to make significant expenditures for general and administrative services.

BASIS OF PRESENTATION

         Our combined financial statements for periods ending on or prior to April 30, 2000 have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The combined financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us.

         Our historical financial information for periods ending on or prior to April 30, 2000 is not indicative of our financial position, results of operation or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been were we a separate, stand-alone entity for the periods presented. Our combined financial information for periods ending on or prior to April 30, 2000 does not reflect additional expenses which we may incur as a result of being a stand-alone, public company.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:

                                                                                          Three Months Ended July 31
                                                                                        -------------------------------
                                                                                          1999                 2000
                                                                                        --------             --------
Revenue:
  Net sales..................................................................             100.0%                100.0%
  License fees and royalties.................................................               5.5                   1.6
                                                                                       ---------            ---------
      Total.................................................................              105.5%                101.6%

Costs and expenses:
  Cost of sales..............................................................              62.1                  67.1
  Research and development...................................................              10.1                  10.7
  Sales and marketing........................................................               9.5                   7.4
  General and administrative.................................................               7.4                   7.5
                                                                                       ---------            ---------
       Total costs and expenses..............................................              89.1                  92.7
                                                                                       ---------            ---------

Income from operations.......................................................              16.4                   8.8

Interest income, net.........................................................               0.0                   3.5
Income (loss) before income taxes............................................              16.4                  12.4

Provision for income taxes...................................................               6.3                   4.5
                                                                                       ---------            ---------
Net income ..................................................................              10.2%                  7.9%
                                                                                       =========            =========

THREE MONTHS ENDED JULY 31, 2000 AND 1999

         NET SALES. Net sales increased to $25.9 million in the three months ended July 31, 2000 from $14.6 million in the three months ended July 31, 1999. Of this $11.3 million increase, $7.1 million is from an increase in net sales of optical subsystems and $4.2 million is from an increase in net sales of optical components. The increase in net sales of our optical subsystems was primarily due to an increase in sales of our embedded and removable tranceivers in a variety of wavelengths and form factors. The increase in sales of our optical components was primarily due to an increase in sales of our optical backplane connectors and cable assemblies. Our total sales order backlog increased 88% to $47 million as of July 31, 2000 from $25 million as of April 30, 2000. Of this $22 million increase in backlog, $17 million was due to an increase in orders for our optical subsystems, and $5 million an increase in orders for our optical components.

         LICENSE FEES AND ROYALTIES. License fees decreased to $409,000 in the three months ended July 31, 2000 from $800,000 in the three months ended July 31, 1999. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

         COST OF SALES. Cost of sales increased to $17.4 million in the three months ended July 31, 2000 from $9.0 million in the three months ended July 31, 1999. This increase was due primarily to an increase in the production of both our optical subsystems and optical components. Gross profit as a percentage of net sales, or gross margin, decreased to 32.9% in the three months ended July 31, 2000 from 37.9% in the three months ended July 31, 1999. Approximately 2.3% of the 5.0% decrease in gross margin was the result of additional manufacturing expenses incurred during the three months ended July 31, 2000 related to our recently acquired Stratos Lightwave-Florida and Bandwidth Semiconductor subsidiaries. The balance of the decrease was due to declines in average unit prices for our products.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.8 million in the three months ended July 31, 2000 from $1.5 million in the three months ended July 31, 1999. This increase of $1.3 million was due primarily to $425,000 in material and overhead costs related to major product development projects, $535,000 of additional personnel costs dedicated to research and development, $88,000 for legal costs related to intellectual property, and $268,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

         SALES AND MARKETING. Sales and marketing expenses increased to $1.9 million in the three months ended July 31, 2000 from $1.4 million in the three months ended July 31, 1999. This $500,000 increase was due both to an increase of $166,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $384,000 in field sales operating costs supporting our sales volume.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.9 million in the three months ended July 31, 2000 from $1.1 million in the three months ended July 31, 1999. This $800,000 increase was primarily due to $539,000 million of additional costs for expanded plant facilities and staff, and $331,000 of additional corporate management and legal costs.

         INTEREST INCOME, NET. Interest income, net of interest expense, increased to $917,000 in the three months ended July 31, 2000 from $0 interest income in the three months ended July 31, 1999.

The increase in interest income resulted from earnings on investments of the cash balances received as the net proceeds of our initial public offering in June 2000.

         INCOME TAXES. The provision for income taxes increased to $1.2 million in the three months ended July 31, 2000 based on an effective tax rate of 36.3% from $900,000 in the three months ended July 31, 1999 based on an effective tax rate of 38.1%. The decrease in the effective tax rate in the three months ended July 31, 2000 is the result of interest income not taxable for federal income tax purposes. No separate tax returns have been filed for our business because our operating results have been fully consolidated for tax purposes with the results of Methode.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.3 million for the three months ended July 31, 2000. Cash provided by operating activities resulted primarily from net income and increases in accounts payable and accrued expenses, offset in part by increases in accounts receivable and inventories. Cash used by operating activities was $1.2 in the three months ended July 31, 1999. Cash used by operating activities resulted primarily from increases in accounts receivable and inventories offset in part by net income and increases in accounts payable and accrued expenses.

         Net cash used in investing activities was $8.2 million in the three months ended July 31, 2000. Net cash used in investing activities during this period consisted primarily of purchases of equipment and facilities. In addition, net cash used in investing activities include a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary. Net cash used in investing activities was $1.1 million in the three months ended July 31, 1999, consisting primarily of purchases of equipment and facilities.

         Net cash provided by financing activities consisted primarily of net proceeds of $196.0 million, after related expenses, from our initial public offering, and $1.9 million in advances from a subsidiary of Methode, offset in part by the repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their overallocation option, at $21 per share in our initial public offering. As of July 31, 2000, we had cash and cash equivalents of $189.2 million. Net cash provided by financing activities of $2.3 million for the three months ended July 31, 1999 consisted of cash contributions from Methode.

         Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe that our current cash balances together with the cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for the next 12 months.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

                           RISKS RELATING TO OUR BUSINESS

OUR NET SALES AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, AND OUR STOCK PRICE MAY FALL IF OUR QUARTERLY PERFORMANCE DOES NOT MEET ANALYSTS' OR INVESTORS' EXPECTATIONS.

         Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Although our annual net sales have generally improved over the last several years, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

         - the timing of customer orders, particularly from our largest customers;

         - our ability to manufacture and ship our products on a timely basis;

         -    changes in our product mix;

         -    competitive pressures resulting in lower prices;

         - the introduction of new products or technologies by us or our competitors; and

         - the timing of our receipt of license fees and royalty payments relating to our intellectual property.

         In one or more future quarters, our net sales or operating results will likely be below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely decline.

OUR SUCCESS DEPENDS ON THE GROWTH OF COMMUNICATION NETWORKS AND THEIR USE OF OPTICAL COMMUNICATION TECHNOLOGIES. IF THESE EVENTS DO NOT OCCUR, THE GROWTH IN OUR NET SALES IS NOT LIKELY TO CONTINUE AND OUR BUSINESS WOULD LIKELY BE SIGNIFICANTLY HARMED.

         Our optical subsystems and components are used primarily in enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which optical communication technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the growth of these markets and their use of optical communication technologies. If these markets grow more slowly than expected, or if the use of optical communication technologies in these markets does not expand, the growth in our net sales is not likely to continue and our business would likely be significantly harmed.

WE MUST DEVELOP NEW PRODUCTS AND TECHNOLOGY AS WELL AS ENHANCEMENTS TO EXISTING PRODUCTS AND TECHNOLOGY IN ORDER TO REMAIN COMPETITIVE. IF WE FAIL TO DO SO, OUR PRODUCTS WILL NO LONGER BE COMPETITIVE AND OUR NET SALES WILL DECLINE.

         The market for our products and technology is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technology on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline.

         The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

OUR PRODUCTS ARE INCORPORATED INTO LARGER SYSTEMS WHICH MUST COMPLY WITH VARIOUS DOMESTIC AND INTERNATIONAL GOVERNMENT REGULATIONS. IF THE PERFORMANCE OF OUR PRODUCTS CONTRIBUTES TO OUR CUSTOMERS' INABILITY TO COMPLY WITH THESE REQUIREMENTS, WE MAY LOSE THESE CUSTOMERS AND OUR NET SALES WILL DECLINE.

         In the United States, our products are incorporated into larger systems which must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, our products are incorporated into larger systems which must also comply with standards established by local authorities in various countries which may vary considerably. If the performance of our products contributes to our customers' inability to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals we may lose these customers and our net sales will decline.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING INDUSTRY STANDARDS OR ALTERNATIVE TECHNOLOGIES IN OUR MARKETS, WE MAY BE REQUIRED TO MAKE SIGNIFICANT EXPENDITURES TO REDESIGN OUR PRODUCTS.

         Our products comprise only a part of an entire networking system and must comply with evolving industry standards in order to gain market acceptance. In many cases, we introduce a product before an industry standard has become widely accepted. Because industry standards do not exist in some cases at the time we are developing new products, we may develop products that do not comply with the eventual industry standard. If this occurs, we would need to redesign our products to comply with adopted industry standards. In addition, if alternative technologies are adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. If we are required to redesign our products, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. If we are not successful in redesigning our products or developing new products to meet new standards or any other standard that may emerge, our net sales will decline.

WE DERIVE A SIGNIFICANT PORTION OF OUR NET SALES FROM A FEW LARGE CUSTOMERS, AND OUR NET SALES MAY DECLINE SIGNIFICANTLY IF ANY OF THESE CUSTOMERS CANCELS, REDUCES OR DELAYS PURCHASES OF OUR PRODUCTS.

         Our success will depend on our continued ability to develop and manage relationships with significant customers. For the three months ended July 31, 2000, our three largest customers and their respective contract manufacturers accounted for 45% of our net sales, with Cisco, EMC together with its business partners JNI and McData, and Alcatel accounting for 20%, 15% and 10% of our net sales, respectively. For the 2000 fiscal year, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco, Nortel and Alcatel accounting for 26%, 10% and 8% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

         The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. As a result, our relationships with these customers are critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. Our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could cause our net sales to significantly decline.

OUR SALES CYCLE RUNS FROM OUR CUSTOMERS' INITIAL DESIGN TO PRODUCTION FOR COMMERCIAL SALE. THIS CYCLE IS LONG AND UNPREDICTABLE AND MAY CAUSE OUR NET SALES TO DECLINE OR INCREASE OUR OPERATING EXPENSES.

         We cannot predict the timing of our sales accurately because of the length of our sales cycles. As a result, if sales forecasts from specific customers are not realized, we may be unable to compensate for the sales shortfall and our net sales may decline. The period of time between our initial contact with a customer and the receipt of a purchase order may span up to a year or more, and varies by product and customer. During this time, customers may perform, or require us to perform, extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before committing to purchase our products, including ability to interoperate with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while our potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or only small amounts of our products to these potential customers. Consequently, if new sales do not result from our efforts to qualify our products, our operating expenses will increase.

OUR CUSTOMERS MAY CEASE PURCHASING OUR PRODUCTS AT ANY TIME AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE, WHICH MAY CAUSE OUR NET SALES TO DECLINE OR INCREASE OUR OPERATING EXPENSES.

         We generally do not have long-term contracts with our customers. Sales are typically made pursuant to individual purchase orders, often with extremely short lead times, that may be canceled or deferred by customers on short notice without significant penalty. Our customers base their orders for our products on the forecasted sales and manufacturing schedules for their own products. Our customers have in the past significantly accelerated, canceled or delayed orders for our products in response to unanticipated changes in the manufacturing schedules for their own products, and will likely do so again in the future. The reduction, cancellation or delay of individual customer purchase orders could cause our net sales to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule and may increase our operating expenses.

IF WE DO NOT DECREASE OUR MANUFACTURING COSTS OR INCREASE SALES OF HIGHER MARGIN PRODUCTS AS THE AVERAGE UNIT PRICE OF OUR EXISTING PRODUCTS DECREASES, OUR GROSS MARGINS WILL DECLINE.

         The average unit price of our products generally decrease as the products mature in response to increased competition, the introduction of new products and increased unit volumes. Substantially all of our products are designed and manufactured in our own facilities. Accordingly, a significant portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering changes and increases in manufacturing efficiencies. We must also continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Our inability to reduce manufacturing costs or introduce new products will cause our gross margins to decline, which would significantly harm our operating results.

THE MARKET FOR OPTICAL SUBSYSTEMS AND COMPONENTS IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN LOST SALES OR LOWER GROSS MARGINS.

         The markets for optical subsystems and components are highly competitive and are expected to intensify in the future. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., International Business Machines Corporation and Optical Communications Products, Inc. For optical components, we compete primarily with Infineon Technologies Corp, Lucent Technologies Inc., Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the markets for our products. We may not be able to compete successfully against either current or future competitors. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers are attempting to integrate their operations by producing their own optical subsystems or components or acquiring one or more of our competitors which may eliminate the need to purchase our products. Furthermore, larger companies in other related industries are developing and acquiring technologies and applying their significant resources, including their distribution channels and brand name recognition, in an effort to capture significant market share. While this trend has not historically impacted our competitive position, it may result in future decreases in our net sales.

WE DEPEND ON SUPPLIERS FOR SEVERAL KEY COMPONENTS AND IF THESE SUPPLIERS ARE UNABLE TO MEET OUR NEEDS, WE MAY EXPERIENCE DELAYS IN SHIPMENTS AND INCREASED COSTS.

         We purchase several key components that are incorporated into our products, such as semiconductor devices, from a limited number of suppliers. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future. These shortages and delays have typically occurred when demand within the industry has increased rapidly and exceeds the capacity of suppliers of key components in the short term. Delays and shortages also often occur in the early stages of a product's life cycle. The length of shortages and delays in the past has varied from several days to a month. We are unable to predict the length of any future shortages or delays.

         We currently have two or more sources for all key components. Although we enter into long- term agreements for the purchase of key components from time to time, our purchases of key components are generally made on a purchase order basis. We may also maintain an inventory of limited source components to limit the potential impact of a component shortage.

         The inability to obtain sufficient quantities of these components that meet our quality requirements may interrupt and delay the manufacturing of our products or result in the cancellation of orders for our products. In addition, our suppliers could discontinue the manufacture or supply of these components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion, or at all. Any transition to alternative suppliers may result in delays in shipment and increased expenses and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, WE WILL INCUR ADDITIONAL OPERATING EXPENSES AND OUR OPERATING RESULTS WILL SUFFER.

         We have significantly expanded our operations over the last several years and expect to continue to increase the scope of our operations in the future. This growth has placed, and will continue to place, a strain on our management systems and operational resources. As demand for our products grows, we will need to expand our design and manufacturing capabilities, as well as our sales, marketing and technical support. We will also need to improve our financial and managerial controls, reporting systems and procedures. The technical complexities of our products and the rapidly evolving markets we serve will require a high level of management effectiveness in managing the expansion of our operations. Our key management personnel have limited experience in managing this type of growth. If we are unable to manage our growth effectively, we will incur additional expenses which will cause our operating results to suffer.

OUR SUCCESS DEPENDS ON OUR ABILITY TO HIRE AND RETAIN QUALIFIED TECHNICAL PERSONNEL, AND IF WE ARE UNABLE TO DO SO, OUR PRODUCT DEVELOPMENT EFFORTS AND CUSTOMER RELATIONS WILL SUFFER.

         Our products require sophisticated manufacturing, research and development, marketing and sales, and technical support. Our success depends on our ability to attract, train and retain qualified technical personnel in each of these areas. We intend to increase the number of our employees who perform these functions. Competition for personnel in all of these areas is intense and we may not be able to hire sufficient personnel to achieve our goals or support the anticipated growth in our business. The market for the highly-trained personnel we require is very competitive, due to the limited number of people available with the necessary technical skills and understanding of our products and technology. If we fail to hire and retain qualified personnel, our product development efforts and customer relations will suffer.

OUR PRODUCTS MAY CONTAIN DEFECTS WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS.

         Our products are complex and may contain defects, particularly when first introduced or as new versions are released. Our customers integrate our subsystems and components into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products have been incorporated, it may be difficult to identify the source of the problem. We may be subject to liability claims for damages related to product defects or experience manufacturing delays as a result of these defects in the future, any or all of which could be substantial. The length of any future manufacturing delays in connection with a product defect will depend on the nature of the defect and whether we or one of our component suppliers was the source of the defect. Moreover, the occurrence of defects, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technology.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS AND OTHER LEGAL REQUIREMENTS THAT HAVE THE POTENTIAL TO SUBJECT US TO SUBSTANTIAL LIABILITY AND INCREASE OUR COSTS OF DOING BUSINESS.

         Our properties and business operations are subject to a wide variety of federal, state, and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our manufacturing processes. We cannot assure you that these legal requirements will not impose on us the need for additional capital expenditures or other requirements. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. Although we believe that we are in compliance and have complied with all applicable legal requirements, we may also be required to incur additional costs to comply with current or future legal requirements.

ECONOMIC, POLITICAL AND REGULATORY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS MAY LIMIT OUR SALES AND INCREASE OUR COSTS OF DOING BUSINESS ABROAD.

         A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States, excluding sales to Methode and its affiliates, were approximately 9.5% of our net sales during the three months ended July 31, 2000 and approximately 15.2% of our net sales in fiscal 2000. Our international operations are subject to a number of risks and uncertainties, including:

         -   difficulties in managing operations in different locations;

         -   changes in foreign currency rates;

         -   longer accounts receivable collection cycles;

         - difficulties associated with enforcing agreements through foreign legal systems;

         - seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

         - trade protection measures and import and export licensing requirements;

         - changes in a specific country's or region's political or economic conditions;

         -   potentially adverse tax consequences; and

         - the potential difficulty in enforcing intellectual property rights in some foreign countries.

         These factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

FUTURE ACQUISITIONS WE UNDERTAKE COULD HARM OUR BUSINESS BY DIVERTING OUR RESOURCES AND INCREASING OUR COSTS.

         We expect to actively pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Any future acquisitions may result in the use of significant amounts of cash, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Our experience in acquiring other businesses and technologies is limited. Acquisitions involve numerous risks, including:

         - difficulties in integrating operations, products, technologies and personnel;

         - unanticipated costs or write-offs associated with the acquisition;

         - diversion of management's attention from other business concerns;

         - diversion of capital and other resources from our existing businesses; and

         -   potential loss of key employees of purchased organizations.

OUR RECENT ACQUISITIONS HAVE NOT GENERATED SIGNIFICANT SALES, AND IF THESE BUSINESSES DO NOT BECOME PROFITABLE OUR OPERATING RESULTS COULD BE SERIOUSLY HARMED.

         In April 1999, Methode acquired Polycore Technologies, Inc., which we operate as our Stratos Lightwave-Florida subsidiary. In December 1999, Methode acquired the optoelectronics business of Spire Corporation, which we operate as our Bandwidth Semiconductor subsidiary. The integration of these businesses into our company is not complete. Since their acquisition by us, these businesses have focused on the introduction of new products and the expansion of their manufacturing capabilities and have not generated significant revenues. In addition, these businesses have required significant amounts of capital to support their development activities, and we expect to continue to invest substantial amounts of capital in these businesses for up to two years after our initial public offering. If these businesses do not become profitable, our operating results could be seriously harmed.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WOULD SIGNIFICANTLY IMPAIR THEIR VALUE AND OUR COMPETITIVE POSITION.

         We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have numerous issued patents and pending patent applications, we cannot assure you that any patents will issue as a result of our pending patent applications or, if issued, that any patent claim allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us with meaningful protection of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We may be unable to detect the unauthorized use of our intellectual property or to take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation may be necessary in the future to enforce our intellectual property rights. This litigation could be costly and its outcome cannot be predicted with certainty. Our inability to adequately protect against unauthorized use of our intellectual property would significantly impair its value and our competitive position.

WE ARE CURRENTLY INVOLVED IN PENDING LITIGATION WHICH, IF DECIDED AGAINST US, COULD IMPAIR OUR ABILITY TO PREVENT OTHERS FROM USING OUR TECHNOLOGY, RESULT IN THE LOSS OF FUTURE ROYALTY INCOME AND REQUIRE US TO PAY SIGNIFICANT MONETARY DAMAGES.

         Methode and Stratos are plaintiffs in four lawsuits relating to our intellectual property rights. The first lawsuit was filed by Methode in April 1999 and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. The second lawsuit was filed by Methode in October 1999 and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon between two and five Methode patents. The defendants in these lawsuits have filed various affirmative defenses. In addition, Finisar has filed counterclaims. The third lawsuit was filed by Methode and Stratos in August 2000 against Tyco International Ltd. (and affiliated companies Tyco Electronics Corporation, Tyco International (PA), Inc., Tyco International (US), Inc. and Tyco International SA) in the United States District Court for the Northern District of Illinois, Eastern Division. In this action, Methode and Stratos allege that optoelectronic products sold by the defendants infringe upon five patents. Methode and Stratos have also alleged trademark infringement and unfair competition by Tyco International Ltd. The fourth lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent

Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above.

         As part of our separation from Methode, the Methode patents which are the subject of these lawsuits and Methode's rights in these lawsuits have been contributed to us and we have agreed to indemnify Methode against all costs, expenses and liabilities associated with these lawsuits. These lawsuits are in the preliminary stage, and we cannot predict their outcome with certainty. We use the technologies covered by the patents that are the subject of this litigation in the manufacture of optical subsystems which represented approximately 58% of our net sales in the 2000 fiscal year. If one or more of these patents were found to be invalid or unenforceable, we would lose the ability to prevent others from using the technologies covered by the invalidated patents. This could result insignificant decreases in our sales and gross margins for our products that use these technologies. In addition, we would lose the future royalty payments from our current licensees of these patents. We could also be required to pay significant monetary damages to one or more of the defendants or be required to reimburse them for their legal fees. Accordingly, if one or more of these patents were found to be invalid or unenforceable, our business would be significantly harmed.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS.

         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies used in our business. In addition, our rights to use our new name or other trademarks are subject to challenge by others. Any claims, with or without merit, could be time-consuming, result in costly litigation, and divert the efforts of our technical and management personnel. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

         - stop using the challenged trademarks or selling our products that use or incorporate the relevant technology;

         - attempt to obtain a license to sell or use the challenged intellectual property, which license may not be available on reasonable terms or at all; or

         -   redesign those products that use the relevant technology.

         In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

            RISKS RELATING TO OUR SEPARATION FROM METHODE ELECTRONICS

WE HAVE NEVER OPERATED AS A STAND-ALONE COMPANY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO IMPLEMENT THE SYSTEMS AND CONTROLS NECESSARY TO SUPPORT OUR BUSINESS.

         Our business was contributed and transferred to us by Methode as of May 28, 2000. Prior to that date, Methode conducted our business through various divisions and subsidiaries and has historically provided us with operational, financial and other support. As a stand-alone company, we must develop and implement the financial, management, information and reporting systems and controls necessary to support our business. Furthermore, we will need to continually improve our systems and controls as the size of our company increases. Although Methode has agreed to provide us with various interim services, these arrangements will generally terminate within one year of the proposed spin-off. After the expiration of these arrangements, we may not be able to replace these interim services on terms, including cost, as favorable as those we will receive from Methode. We also cannot give any assurance that we will be able to develop the necessary systems, resources and controls to support our business.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

         Our historical financial information for periods ending on or prior to April 30, 2000 may not reflect what our results of operation, financial position and cash flows would have been had we been a stand-alone company for the periods presented. Methode did not account for us as, and we were not operated as, a stand-alone company during these periods. In addition, our historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Methode, including changes in our management structure and employee benefit plans and the increased costs associated with being a public, stand-alone company.

METHODE WILL CONTROL THE OUTCOME OF STOCKHOLDER VOTING AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK AND MAY EXERCISE ITS VOTING POWER IN A MANNER ADVERSE TO YOU.

         Methode currently owns approximately 84.3% of our outstanding shares of common stock. As long as Methode owns a majority of our outstanding common stock, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Methode will be in a position to continue to control all matters affecting our company, including:

         -   a change of control of our company, including a merger;

         -   the acquisition or disposition of assets by our company;

         - future issuances of common stock or other securities of our company;

         -   the incurrence of debt by our company;

         -   the payment of dividends on our common stock; and

         - some determinations with respect to the treatment of items in our tax returns which are consolidated or combined with Methode's tax returns.

         Methode's ability to control our company may result in the market price of our common stock trading at a price lower than the price at which it would trade if Methode did not own a controlling interest in our company.

         Methode has indicated that it currently intends to divest its remaining equity interest in our company six to twelve months after our initial public offering, although it is not obligated to do so. We cannot give any assurance that Methode will complete the divestiture of its equity interest in our company in this time frame or at all. There are no restrictions on Methode's ability to sell a controlling interest in our company to a third party.

TWO OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OF METHODE OR OWN SIGNIFICANT AMOUNTS OF METHODE'S STOCK.

         Two members of our board of directors are also directors of Methode. These directors will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Methode and us. In addition, after our initial public offering and the proposed spin-off, these directors will continue to own significant amounts of Methode's stock and options on Methode's stock they acquired as directors or employees of Methode. This ownership could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for Methode and us.

OUR CHARTER CONTAINS PROVISIONS WHICH GENERALLY PERMIT METHODE TO ENGAGE IN BUSINESS ACTIVITIES SIMILAR TO OUR BUSINESS WITHOUT OUR PARTICIPATION AND LIMIT METHODE'S DUTY TO ADVISE US OF CORPORATE OPPORTUNITIES, WHICH MAY RESULT IN OUR LOSS OF CORPORATE OPPORTUNITIES WHICH COULD BENEFIT US.

         Our restated certificate of incorporation provides that Methode and its officers, directors, agents, stockholders and affiliates will have the right, except as otherwise agreed by Methode and us, to engage or invest in any business activity, including business activities similar to our business, and we will not have the right to participate with Methode in these business opportunities. Our restated certificate of incorporation also contains provisions which limit the duty of Methode and its directors, officers and employees to advise us of business and investment opportunities which may be of interest to our company. These provisions may result in our loss of business and investment opportunities which could benefit us.

         Methode and its affiliates have agreed not to engage anywhere in the world in the manufacture or sale, other than to its current customers as of the contribution date, of specified optoelectronic products and processes, or the manufacture of standard fiber optic connector products and/or accessories. These non-compete restrictions will terminate one year after the spin-off date.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH METHODE WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS, THE RESOLUTION OF WHICH MAY NOT BE AS FAVORABLE TO US AS IF WE WERE DEALING WITH AN UNAFFILIATED PARTY.

         We currently have and, after the proposed spin-off, will continue to have, various interim and ongoing agreements with Methode. As a result, conflicts of interest may arise between Methode and us in a number of areas relating to our past and ongoing relationships, including:

         - the nature, quality and pricing of the interim services Methode has agreed to provide to us;

         - litigation, labor, tax, employee benefits and other matters arising from our separation from Methode;

         -   major business combinations involving us; and

         - sales or distributions by Methode of all or any portion of its ownership interest in us.

         We cannot assure you that we will be able to resolve any conflicts we may have with Methode or, if we are able to do so, that the resolution will be as favorable as if we were dealing with an unaffiliated party. The agreements we have entered into with Methode may be amended by mutual agreement of the parties. While we are controlled by Methode, it may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of these agreements.

WE HAVE AGREED TO CONTRACTUAL LIMITATIONS UNDER OUR SEPARATION AGREEMENTS WITH METHODE WHICH COULD LIMIT THE CONDUCT OF OUR BUSINESS AND OUR ABILITY TO PURSUE OUR BUSINESS OBJECTIVES.

         We have agreed to contractual limitations under our separation agreements with Methode which place restrictions on our ability to conduct our business. Under our tax sharing and indemnification agreement with Methode, we have agreed to limit our ability to complete acquisitions and divestitures and issue capital stock. The purpose of these provisions is to preserve Methode's ability to distribute its shares in our company to its stockholders on a tax-free basis. These restrictions in the tax sharing and indemnification agreement generally expire two years after Methode completes its proposed spin-off of its equity interest in us.

         Under our initial public offering and distribution agreement with Methode, we have agreed not to take any action which would limit Methode's ability to sell our shares or its rights as a stockholder of our company in a manner which is not applicable to our stockholders generally. In addition, we have agreed not to issue, prior to the proposed spin-off, any shares of common stock or rights, warrants or options to acquire our stock, if such issuance would result in Methode owning less than 80.5% of our common stock. These restrictions in the initial public offering and distribution agreement will be binding on us as long as Methode owns at least 50% of our outstanding common stock or until Methode notifies us that it no longer intends to proceed with the proposed spin-off.

         Under our master separation agreement with Methode, we and our affiliates have agreed not to engage in:

         - the manufacture or sale, other than to our current customers as of the contribution date, of standard cable assemblies and specified cable management cabinets and value-added cable assemblies for local area networks, data centre, telecom and other project installation driven applications in Europe;

         - the manufacture or sale of electronic interconnect devices anywhere in the world; and/or

         - the sale of standard cable assembly or cable management cabinets in combination with system integration or system installation services to end-user clients in the United States and Europe.

         Any of these restrictions could materially limit the way in which we conduct our business and our ability to pursue our business objectives.

IF THE PROPOSED SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO METHODE FOR THE RESULTING TAXES, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS.

         Methode has indicated that it intends to divest its remaining equity interest in us by means of a tax-free spin-off. We have agreed to indemnify Methode in the event the spin-off is not tax-free to Methode for reasons including actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Methode. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Methode for any resulting tax or other liability. If we were to become obligated to indemnify Methode for this liability, our financial condition and business would be significantly harmed.

OUR SEPARATION FROM METHODE MAY RESULT IN OUR LOSS OF THE RIGHT TO USE SOME LICENSED INTELLECTUAL PROPERTY RIGHTS USED IN OUR BUSINESS, WHICH MAY RESULT IN LOSS OF SALES OR AN INCREASE IN OUR COSTS.

         We benefit from various license agreements for intellectual property rights related to our business which were entered into by Methode prior to the contribution and transfer of our business to us. Under the general assignment and assumption agreement between Methode and our Stratos Lightwave, LLC subsidiary, Methode has agreed to use its commercially reasonable efforts to obtain any necessary consents or approvals in connection with the transfer of these licenses to us. If Methode is unable to obtain these consents and transfer these licenses to us, we would be required to discontinue using the licensed technology, attempt to obtain a similar license which may not be available on reasonable terms or at all, or redesign our products, which may result in loss of sales or an increase in our costs.

   RISKS RELATING TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

THE MARKET PRICES FOR SECURITIES OF TECHNOLOGY RELATED COMPANIES HAVE BEEN VOLATILE IN RECENT YEARS AND OUR STOCK PRICE COULD FLUCTUATE SIGNIFICANTLY.

         Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:

         - economic and stock market conditions generally and specifically as they may impact participants in the communication industry;

         - earnings and other announcements by, and changes in market evaluations of, participants in the optical communication industry;

         - changes in financial estimates and recommendations by securities analysts following our stock;

         - announcements or implementation by us or our competitors of technical innovations or new products;

         - strategic moves by us or our competitors, such as acquisitions; and

         - actions by Methode prior to the proposed spin-off of our common stock.

         In addition, the securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies' operating performance. Specifically, market prices for securities of technology related companies have frequently reached elevated levels, often following their initial public offerings. These levels may not be sustainable and may not bear any relationship to these companies' operating performances.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE OPEN MARKET COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Methode currently owns 54,029,807 shares of our common stock, representing approximately 84.3% of our outstanding shares of common stock. Methode has indicated that it currently intends to divest its remaining equity interest in our company six to twelve months after our initial public offering, although it is not obligated to do so. If Methode distributes these shares to its stockholders through the proposed spin-off, they would be eligible for immediate resale in the public market, other than shares held by our affiliates. We are unable to predict whether significant amounts of our common stock will be sold in the open market in anticipation of, or following, this spin-off. Methode has the sole discretion to determine the timing, structure and the terms of the spin-off, all of which may affect the trading levels of our common stock. In addition, if Methode does not proceed with the spin-off, it will have the right to require us to register its shares of our common stock under the U.S. federal securities laws for sale into the public market. Any sales of substantial amounts of our common stock in the open market, or the perception that these sales might occur, whether as a result of the spin-off or otherwise, could cause the market price for our common stock to decline.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

         Our restated certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquiror. Delaware law also imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of July 31, 2000, we had cash and cash equivalents of $189.2 million, consisting mainly of investment grade marketable securities with maturities less than 180 days. Because of their short maturities, a sudden change in market interest rates would not have a material impact on the fair value of these securities. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.


                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         Methode and Stratos are plaintiffs in four lawsuits relating to our intellectual property rights. The first lawsuit was filed by Methode in April 1999 in the United States District Court for the Northern District of Illinois and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. In August 1999, the lawsuit was transferred to the United States District Court for the Northern District of California. The second lawsuit was filed by Methode in October 1999 in the United States District Court for the Northern District of California and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon two or more of five Methode patents. Methode also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. Methode seeks monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the Methode patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuit. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, conversion, trespass, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the five Methode patents. On May 4, 2000, the Court granted Methode's motion to dismiss with prejudice Finisar's counterclaims for conversion, trespass, unfair competition and unjust enrichment on the grounds that these claims are preempted by federal patent laws.

         The third lawsuit was filed by Methode and Stratos in August 2000 against Tyco International Ltd. (and affiliated companies Tyco Electronics Corporation, Tyco International (PA), Inc., Tyco International (US), Inc. and Tyco International SA) in the United States District Court for the Northern District of Illinois, Eastern Division. In this action, Methode and Stratos allege that optoelectronic products sold by the defendants infringe upon five patents. Methode and Stratos have also alleged trademark infringement and unfair competition by Tyco International Ltd. The fourth lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above.

         As part of our separation from Methode, the six Methode patents which are the subject of these lawsuits and Methode's rights in this litigation have been contributed to us and we have agreed to indemnify Methode against all costs, expenses and liabilities associated with these lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. These lawsuits are in the preliminary stage, and we cannot predict their outcome with certainty. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We use the technologies covered by the patents that are the subject of this litigation in the manufacture of optical subsystems which represented approximately 58% of our net sales in the 2000 fiscal year. If one or more of these patents were found to be invalid or unenforceable, we would lose the ability to prevent others from using the technologies covered by the invalidated patents. This could result in significant decreases in our sales and gross margins for our products that use these technologies. In addition, we would lose the future royalty payments from our current licensees of these patents. We could also be required to pay significant monetary damages to one or more of the defendants and/or be required to reimburse them for their legal fees. Accordingly, if one or more of these patents were found to be invalid or unenforceable, our business would be significantly harmed.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Pursuant to a Master Separation Agreement dated as of May 28, 2000, Stratos Lightwave issued 54,028,807 shares of common stock to Methode Electronics, Inc. Stratos Lightwave believes that this issuance was exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No underwriters were involved in connection with this transaction.

         Stratos Lightwave's registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-34864, was declared effective by the Commission on June 26, 2000. A total of 10,062,500 shares of our common stock were registered pursuant to this registration statement. The managing underwriters for the offering were Lehman Brothers, CIBC World Markets, U.S. Bancorp Piper Jaffray, Robert W. Baird & Co., Tucker Anthony Cleary Gull, and Fidelity Capital Markets, a division of National Financial Services Corporation.

         The offering commenced on June 26, 2000 and has been completed. All 10,062,500 registered shares, including 1,312,500 shares sold upon exercise of the underwriters' overallotment option, were sold by Stratos Lightwave at an initial public offering price of $21.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875. Stratos Lightwave estimates that other expenses of the offering total $2.5 million, of which $1.0 million will be paid by Methode pursuant to the Initial Public Offering and Distribution Agreement between Methode and Stratos Lightwave.

         The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $5.5 million for the purchase of equipment and facilities, a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, research and development, and payments to Methode Electronics for transition services. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

         Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price described above in connection with our Stratos Lightwave- Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos Lightwave director or officer or any of their associates, to any persons owing 10 percent or more of our common stock, or to any Stratos Lightwave affiliate.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS. Please see the Exhibit Index following the signature page.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant in the quarter ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Stratos Lightwave, Inc.


                                  By: /s/  James W. McGinley
                                      ----------------------
                                           James W. McGinley
                                           President and Chief Executive Officer


                                  By: /s/  David A. Slack
                                      ----------------------
                                           David A. Slack
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description of Document
-------           -----------------------
1.1               Form of Underwriting Agreement (1)
3.1               Certificate of Incorporation of Registrant (1)
3.2               Restatement Certificate of Incorporation of Registrant (1)
3.3               Bylaws of Registrant (1)
4.1               Specimen certificate representing the common stock (1)
10.1              Master Separation Agreement between Methode Electronics, Inc.
                  and Registrant (1)
10.2              Initial Public Offering and Distribution Agreement between
                  Methode Electronics, Inc. and Registrant
10.3              Tax Sharing and Indemnification Agreement between Methode
                  Electronics, Inc. and Registrant
10.4              Master Transitional Services Agreement between Methode
                  Electronics, Inc. and Registrant (1)
10.5              Employee Matters Agreement between Methode Electronics, Inc.
                  and Registrant (1)
10.6              Registration Rights Agreement between Methode Electronics,
                  Inc. and Registrant
10.7              General Assignment and Assumption Agreement between Methode
                  Electronics, Inc. and Stratos Lightwave, LLC (1)
10.8              Form of Indemnity Agreement between Registrant and
                  Registrant's directors and officers (1)
10.9              Stratos Lightwave, Inc. 2000 Stock Plan, as amended
10.10             Promissory Note of the Registrant payable to Methode
                  Development Company (1)
27.1              Financial Data Schedule


-------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.