Form 10-Q
period 2000-10-31
STRATOS LIGHTWAVE INC
filed 2000-12-14
CIK 1111721

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission file number 0-30869

STRATOS LIGHTWAVE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4360035 (I.R.S. Employer Identification No.)

7444 West Wilson Avenue
Chicago, Illinois 60706
(708) 867-9600
(Address, including zip code, and telephone number, including area code, of Registant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of December 12, 2000, there were 64,092,307 shares of the Registrant's common stock outstanding.

STRATOS LIGHTWAVE, INC.
 INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2000	October 31, 2000
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$537	$171,340
Accounts receivable, less allowance	12,127	25,351
Inventories:
Finished products	764	611
Work in process	991	1,476
Materials	9,417	23,058

	11,172	25,145
Current deferred income taxes	1,166	1,166
Prepaid expenses	201	570

Total current assets	25,203	223,572
Other assets:
Goodwill, less accumulated amortization	10,563	13,186
Other	436	471

	10,999	13,657
Property, plant and equipment	38,377	55,996
Less allowances for depreciation	13,442	16,001

	24,935	39,995

Total assets	$61,137	$277,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,389	$15,322
Other current liabilities	3,067	7,782

Total current liabilities	7,456	23,104
Deferred income taxes	719	688
Minority interest	—	302
Stockholders' equity
Preferred stock	—	—
Common stock	540	641
Additional paid-in capital	52,422	246,643
Retained earnings	—	6,035
Foreign currency translation adjustment	—	(189)

Total stockholders' equity	52,962	253,130

Total liabilities and stockholders' equity	$61,137	$277,224

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
Revenue:
Net sales	$16,023	$34,479	$30,590	$60,395
License fees and royalties	323	436	1,123	845

Total	16,346	34,915	31,713	61,240
Costs and expenses:
Cost of sales	11,325	22,795	20,374	40,172
Research and development	1,399	3,455	2,865	6,238
Sales and marketing	1,589	2,313	2,966	4,240
General and administrative	1,330	2,900	2,411	4,850

Total costs and expenses	15,643	31,463	28,616	55,500

Income from operations	703	3,452	3,097	5,740
Interest income, net	—	2,648	—	3,565

Income before income taxes	703	6,100	3,097	9,305
Provision for income taxes	283	2,096	1,196	3,260

Net income	$420	$4,004	$1,901	$6,045

Net income per share, basic and diluted	$0.01	$0.06	$0.04	$0.10

Weighted average number of common shares outstanding:
Basic	54,030	64,092	54,030	60,828
Diluted	54,030	65,094	54,030	61,512

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended October 31,
	1999	2000
Operating activities:
Net income	$1,901	$6,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	1,091	2,981
Change in operating assets and liabilities	(2,872)	(11,326)

Net cash provided by (used in) operating activities	120	(2,300)
Investing activities:
Purchases of property, plant and equipment	(6,092)	(17,857)
Additional purchase price of prior period acquisition	—	(2,957)
Other	(7)	(48)

Net cash used in investing activities	(6,099)	(20,862)
Financing activities:
Net proceeds from initial public offering	—	195,477
Payment of note related to prior period acquisition	—	(333)
Net cash transfers from (to) Methode Electronics, Inc.	5,787	(1,179)

Net cash provided by financing activities	5,787	193,965

Net increase (decrease) in cash and cash equivalents	(192)	170,803
Cash and cash equivalents at beginning of period	550	537

Cash and cash equivalents at end of period	$358	$171,340

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 31, 2000

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. This unaudited quarterly information should be read in conjunction with the audited combined financial statements and related notes for the fiscal year ended April 30, 2000 included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

    As of May 28, 2000, Methode Electronics, Inc. ("Methode") contributed and transferred to the Company all of the capital stock and equity interests held by Methode in subsidiaries and other entities that conducted a majority of its optical products business, pursuant to a master separation agreement. The capital stock and equity interests contributed and transferred to the Company were Bandwidth Semiconductor, LLC, Methode Communications Modules, Inc. (now Stratos Lightwave-Florida, Inc.), Stratos Lightwave, LLC, Methode's sixty percent interest in MP Optical Communications, LLC and Stratos Limited. Prior to its transfer of Stratos Lightwave, LLC to the Company, Methode transferred all of the assets and liabilities of its optoelectronics and fiber optic divisions, the properties associated with its optoelectronics research center and Methode's corporate facilities occupied by these divisions to Stratos Lightwave, LLC.

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

    Our historical condensed consolidated financial statements have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The historical consolidated financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us. The condensed consolidated financial statements subsequent to May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

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

    The Company's expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements and reflected in these condensed consolidated financial statements. The transitional services between Methode and the Company will generally be in effect for one year following the spin-off.

    The allocation of Methode corporate expenses was discontinued on May 28, 2000. Subsequent to this date, the Company incurred these corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the three and six months ended October 31, 1999 and 2000 were classified as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
	(in thousands)		(in thousands)
Cost of sales	$277	$—	$509	$106
Research and development	211	—	391	5
Sales and marketing	345	—	639	188
General and administrative	1,152	—	2,131	376

Total	$1,985	$—	$3,670	$675

    In addition, the Company incurred charges of approximately $131,000 and $280,000 in the three and six months ended October 31, 2000 under its transitional service agreements with Methode.

    Our condensed consolidated financial statements may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity for the periods presented.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $703,000 and $3,883,000 for the second quarters of fiscal 2000 and 2001, and $1,901,000 and $5,856,000 for the six months ended October 31, 1999 and 2000.

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

3.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
Numerator — net income	$420	$4,004	$1,901	$6,045

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	54,030	64,092	54,030	60,828
Dilutive potential common shares — employee stock options	—	1,002	—	684

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	54,030	65,094	54,030	61,512

Basic and diluted earnings per share	$0.01	$0.06	$0.04	$0.10

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

    License fees and royalties represent payments received from licensees of our patented technology which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

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

Basis of Presentation

    Our historical combined financial statements for periods ending on or prior to April 30, 2000 have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The historical combined financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us. The condensed consolidated financial statements subsequent to May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

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

Results of Operations

    The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
Revenue:
Net sales	100.0%	100.0%	100.0%	100.0%
License fees and royalties	2.0	1.2	3.7	1.4

Total	102.0%	101.2%	103.7%	101.4%
Costs and expenses:
Cost of sales	70.7	66.1	66.6	66.6
Research and development	8.7	10.0	9.4	10.3
Sales and marketing	9.9	6.7	9.7	7.0
General and administrative	8.3	8.4	7.9	8.0

Total costs and expenses	97.6	91.2	93.6	91.9

Income from operations	4.4	10.0	10.1	9.5
Interest income, net	—	7.7	—	5.9

Income before income taxes	4.4	17.7	10.1	15.4
Provision for income taxes	1.8	6.1	3.9	5.4

Net income	2.6%	11.6%	6.2%	10.0%

Three and Six Months Ended October 31, 2000 and 1999

    Net Sales.  Net sales for the second quarter of fiscal 2001 increased to $34.5 million from $16.0 million a year ago. Net sales for the six month period ended October 31, 2000 increased 97% over the same period a year ago to $60.4 million from $30.6 million. Of the $18.5 million increase in the second quarter, $12.2 million is from an increase in net sales of optical subsystems and $6.3 million is from an increase in net sales of optical components. Net sales of optical subsystems and optical components increased $19.3 million and $10.5 million, respectively, in the six months ended October 31, 2000 over the comparable period last year.

    The increase in net sales during the three and six month periods ended October 31, 2000 of our optical subsystems was primarily due to an increase in sales of our embedded and removable transceivers in a variety of wavelengths and form factors. The increase in sales of our optical components was primarily due to an increase in sales of our optical backplane connectors and cable assemblies. Our total sales order backlog increased 104% to $52 million as of October 31, 2000 from $25 million as of April 30, 2000. Of this $27 million increase in backlog, $20 million was due to an increase in orders for our optical subsystems, and $7 million an increase in orders for our optical components.

    License Fees and Royalties.  License fees increased to $436,000 in the three months ended October 31, 2000 from $323,000 in the three months ended October 31, 1999. License fees decreased to $845,000 in the six months ended October 31, 2000 from $1,123,000 in the comparable period last year. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

    Cost of Sales and Gross Margins.  Cost of sales increased to $22.8 million in the three months ended October 31, 2000 from $11.3 million in the three months ended October 31, 2000 and to $40.2 million for the six months ended October 31, 2000 compared to $20.4 million in the comparable period last year. The increases were due primarily to increases in the production of both our optical subsystems and optical components. Gross profit as a percentage of net sales, or gross margin, increased to 33.9% in the three months ended October 31, 2000 from 29.3% in the three months ended October 31, 1999. The increase of 4.6% reflects the Company's ability to maintain or increase the average unit prices for its products. The gross margin percentage increased to 33.5% for the six months ended October 31, 2000 from 33.4% in the comparable period last year. Additional manufacturing expenses incurred related to our recently acquired Stratos Lightwave-Florida and Bandwidth Semiconductor subsidiaries adversely affected the gross margin percentage 2.1% and 2.3% during the three and six months ended October 31, 2000, respectively.

    Research and Development.  Research and development expenses increased to $3.45 million in the three months ended October 31, 2000 from $1.40 million in the three months ended October 31, 1999. This increase of $2.05 million was due primarily to $955,000 in material and overhead costs related to major product development projects, $720,000 of additional personnel costs dedicated to research and development, $85,000 for legal costs related to intellectual property, and $290,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

    Research and development expenses increased to $6.2 million in the six months ended October 31, 2000 from $2.9 million in the six months ended October 31, 1999. This increase of $3.3 million was due primarily to $1.4 million in material and overhead costs related to major product development projects, $1.2 million of additional personnel costs dedicated to research and development, $175,000 for legal costs related to intellectual property, and $560,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

    Sales and Marketing.  Sales and marketing expenses increased to $2.3 million in the three months ended October 31, 2000 from $1.6 million in the three months ended October 31, 1999. This $700,000 increase was due both to an increase of $230,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $470,000 in field sales operating costs supporting our sales volume.

    Sales and marketing expenses increased to $4.2 million in the six months ended October 31, 2000 from $3.0 million in the comparable period last year. This $1.2 million increase was due both to an increase of $400,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $800,000 in field sales operating costs supporting our sales volume.

    General and Administrative.  General and administrative expenses increased to $2.9 million in the three months ended October 31, 2000 from $1.3 million in the three months ended October 31, 1999. This $1.6 million increase was primarily due to $1.1 million of additional costs for expanded plant facilities and staff, and $500,000 of additional corporate management and legal costs.

    General and administrative expenses increased to $4.8 million in the six months ended October 31, 2000 from $2.4 million in the comparable period last year. This $2.4 million increase was primarily due to $1.6 million of additional costs for expanded plant facilities and staff, and $800,000 of additional corporate management and legal costs.

    Interest Income, Net.  Interest income, net of interest expense, increased to $2.6 million in the three months ended October 31, 2000 and $3.6 million in the six months ended October 31, 2000 from $0 interest income in each of the comparable periods last year. The increase in interest income resulted from earnings on the short term investment of excess cash balances.

    Income Taxes.  The effective tax rate was 34.4% of the second quarter and 35.0% for the six month period of fiscal 2001 compared with 40.0% in the second quarter and 38.6% for the six month period of fiscal 2000. The decrease in the effective tax rate in fiscal 2001 is principally the result of interest income not taxable for federal income tax purposes. No separate tax returns have been filed for our business because our operating results have been fully consolidated for tax purposes with the results of Methode.

Liquidity and Capital Resources

    Net cash used in operating activities was $2.3 million for the six months ended October 31, 2000. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories offset in part by net income and increases in accounts payable and accrued expenses. Net cash provided by operating activities was $120,000 for the six months ended October 31, 1999. Cash provided by operating activities resulted primarily from net income and the decrease in accounts receivable offset in part by the increase in inventories and the decrease in accounts payable and accrued expenses.

    Net cash used in investing activities was $20.9 million in the six months ended October 31, 2000. Net cash used in investing activities during this period consisted primarily of purchases of equipment and facilities. In addition, net cash used in investing activities includes a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary. Net cash used in investing activities was $6.1 million in the six months ended October 31, 1999, consisting primarily of purchases of equipment and facilities.

    Net cash provided by financing activities consisted primarily of net proceeds of $195.5 million, after related expenses, from our initial public offering, and $1.5 million in advances from a subsidiary of Methode, offset in part by the repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their over allocation option, at $21 per share in our initial public offering. As of October 31, 2000, we had cash and cash equivalents of $171.3 million. Net cash provided by financing activities of $5.8 million for the six months ended October 31, 1999 consisted of cash contributions from Methode.

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

    Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Although our annual net sales have generally improved over the last several years, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

  •
  the timing of customer orders, particularly from our largest customers;

  •
  our ability to manufacture and ship our products on a timely basis;

  •
  changes in our product mix;

  •
  competitive pressures resulting in lower prices;

  •
  the introduction of new products or technologies by us or our competitors; and

  •
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

    Our success will depend on our continued ability to develop and manage relationships with significant customers. For the six months ended October 31, 2000, our three largest customers and their respective contract manufacturers accounted for 50% of our net sales, with Cisco, EMC together with its business partners JNI and McData, and Alcatel accounting for 20%, 19% and 11% of our net sales, respectively. For the 2000 fiscal year, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco, Nortel and Alcatel accounting for 26%, 10% and 8% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

    Although we enter into long-term agreements for the purchase of key components from time to time, our purchases of key components are generally made on a purchase order basis. We may also maintain an inventory of limited source components to limit the potential impact of a component shortage.

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

    A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States, excluding sales to Methode and its affiliates, were approximately 15.0% of our net sales during the six months ended October 31, 2000 and approximately 15.2% of our net sales in fiscal 2000. Our international operations are subject to a number of risks and uncertainties, including:

  •
  difficulties in managing operations in different locations;

  •
  changes in foreign currency rates;

  •
  longer accounts receivable collection cycles;

  •
  difficulties associated with enforcing agreements through foreign legal systems;

  •
  seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

  •
  trade protection measures and import and export licensing requirements;

  •
  changes in a specific country's or region's political or economic conditions;

  •
  potentially adverse tax consequences; and

  •
  the potential difficulty in enforcing intellectual property rights in some foreign countries.

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

    We expect to actively pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Any future acquisitions may result in the use of significant amounts of cash, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Our experience in acquiring other businesses and technologies is limited. Acquisitions involve numerous risks, including:

  •
  difficulties in integrating operations, products, technologies and personnel;

  •
  unanticipated costs or write-offs associated with the acquisition;

  •
  diversion of management's attention from other business concerns;

  •
  diversion of capital and other resources from our existing businesses; and

  •
  potential loss of key employees of purchased organizations.

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

    Methode and Stratos are plaintiffs in three lawsuits relating to our intellectual property rights. The first lawsuit was filed by Methode in April 1999 and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. The second lawsuit was filed by Methode in October 1999 and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon between two and five Methode patents. The defendants in these lawsuits have filed various affirmative defenses. In addition, Finisar has filed counterclaims. The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above.

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

We are subject to a pending lawsuit for patent infringement. If we are unsuccessful in defending this lawsuit, we could be required to pay significant monetary damages and may be enjoined from manufacturing and selling some of our products.

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and us in the United States District Court, District of Delaware alleging that our optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the six months ended October 31, 2000, sales of our optoelectronic transceivers accounted for approximately 66% of our total sales.

    We believe that we have valid defenses against Agilent's claims in this lawsuit and intend to defend this lawsuit vigorously. However, the outcome of this lawsuit is uncertain. As this lawsuit progresses, we may be required to incur significant legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this lawsuit, regardless of the eventual outcome, will likely be costly and time consuming. If Agilent's patents are found to be valid and enforceable and our products are found to infringe, we may be liable for significant monetary damages and could be enjoined from selling those of our products found to infringe upon Agilent's patents unless we are able to obtain a license from Agilent. A license from Agilent to use its patented technology, if available, may require us to make royalty payments, which would increase our cost of sales and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments to Agilent pursuant to a license agreement, our business would be significantly harmed.

Claims that we infringe third-party intellectual property rights could result in significant monetary damages and expenses or restrictions on our ability to sell our products.

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies used in our business. In addition, our rights to use our new name or other trademarks are subject to challenge by others. Any claims, with or without merit, could be time-consuming, result in costly litigation, and divert the efforts of our technical and management personnel. If we are unsuccessful in defending ourselves against these types of claims, we could be subject to significant monetary damages and may be required to do one or more of the following:

  •
  stop using the challenged trademarks or selling our products that use or incorporate the relevant technology;

  •
  attempt to obtain a license to sell or use the challenged intellectual property, which license may not be available on reasonable terms or at all; or

  •
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

    Methode currently owns approximately 84.3% of our outstanding shares of common stock. As long as Methode owns a majority of our outstanding common stock, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Methode will be in a position to continue to control all matters affecting our company, including:

  •
  a change of control of our company, including a merger;

  •
  the acquisition or disposition of assets by our company;

  •
  future issuances of common stock or other securities of our company;

  •
  the incurrence of debt by our company;

  •
  the payment of dividends on our common stock; and

  •
  some determinations with respect to the treatment of items in our tax returns which are consolidated or combined with Methode's tax returns.

    Methode's ability to control our company may result in the market price of our common stock trading at a price lower than the price at which it would trade if Methode did not own a controlling interest in our company.

    Methode has indicated that it currently intends to divest its remaining equity interest in our company six to twelve months after our initial public offering in June 2000, although it is not obligated to do so. We cannot give any assurance that Methode will complete the divestiture of its equity interest in our company in this time frame or at all. There are no restrictions on Methode's ability to sell a controlling interest in our company to a third party.

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

  •
  the nature, quality and pricing of the interim services Methode has agreed to provide to us;

  •
  litigation, labor, tax, employee benefits and other matters arising from our separation from Methode;

  •
  major business combinations involving us; and

  •
  sales or distributions by Methode of all or any portion of its ownership interest in us.

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

  •
  the manufacture or sale, other than to our current customers as of the contribution date, of standard cable assemblies and specified cable management cabinets and value-added cable assemblies for local area networks, data centre, telecom and other project installation driven applications in Europe;

  •
  the manufacture or sale of electronic interconnect devices anywhere in the world; and/or

  •
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

  •
  economic and stock market conditions generally and specifically as they may impact participants in the communication industry;

  •
  earnings and other announcements by, and changes in market evaluations of, participants in the optical communication industry;

  •
  changes in financial estimates and recommendations by securities analysts following our stock;

  •
  announcements or implementation by us or our competitors of technical innovations or new products;

  •
  strategic moves by us or our competitors, such as acquisitions; and

  •
  actions by Methode prior to the proposed spin-off of our common stock.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Litigation

    Methode and Stratos are plaintiffs in three lawsuits relating to our intellectual property rights. The first lawsuit was filed by Methode in April 1999 in the United States District Court for the Northern District of Illinois and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. In August 1999, the lawsuit was transferred to the United States District Court for the Northern District of California. The second lawsuit was filed by Methode in October 1999 in the United States District Court for the Northern District of California and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon two or more of five Methode patents. Methode also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. Methode seeks monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the Methode patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuit. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, conversion, trespass, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the five Methode patents. On May 4, 2000, the Court granted Methode's motion to dismiss with prejudice Finisar's counterclaims for conversion, trespass, unfair competition and unjust enrichment on the grounds that these claims are preempted by federal patent laws.

    The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above.

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

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and us in the United States District Court, District of Delaware alleging that our optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the six months ended October 31, 2000, sales of our optoelectronic transceivers accounted for approximately 66% of our total sales.

    We believe that we have valid defenses against Agilent's claims in this lawsuit and intend to defend this lawsuit vigorously. However, the outcome of this lawsuit is uncertain. As this lawsuit progresses, we may be required to incur significant legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of some of our key management and technical personnel. As a result, our defense of this lawsuit, regardless of the eventual outcome, will likely be costly and time consuming. If Agilent's patents are found to be valid and enforceable and our products are found to infringe, we may be liable for significant monetary damages and could be enjoined from selling those of our products found to infringe upon Agilent's patents unless we are able to obtain a license from Agilent. A license from Agilent to use its patented technology, if available, may require us to make royalty payments, which would increase our cost of sales and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments to Agilent pursuant to a license agreement, our business would be significantly harmed.

Settled Litigation

    In August 2000, Methode and Stratos filed a lawsuit against Tyco International Ltd. and certain of its affiliates in the United States District Court for the Northern District of Illinois, Eastern Division. Methode and Stratos alleged that optoelectronic products sold by the defendants infringed upon five patents. Methode and Stratos also alleged trademark infringement and unfair competition by Tyco International Ltd. On November 1, 2000, the parties executed a settlement agreement and an agreement to cross-license the related technology. This lawsuit was dismissed on November 27, 2000.

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

    The offering commenced on June 26, 2000 and has been completed. All 10,062,500 registered shares, including 1,312,500 shares sold upon exercise of the underwriters' over allotment option, were sold by Stratos Lightwave at an initial public offering price of $21.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875. Stratos Lightwave estimates that other expenses of the offering total $2.5 million, of which $1.0 million will be paid by Methode pursuant to the Initial Public Offering and Distribution Agreement between Methode and Stratos Lightwave.

    The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $17.8 million for general corporate purposes, the purchase of equipment and facilities, a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, research and development, and payments to Methode Electronics for transition services. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

    Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price described above in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos Lightwave director or officer or any of their associates, to any persons owing 10 percent or more of our common stock, or to any Stratos Lightwave affiliate.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits. Please see the Exhibit Index following the signature page.

  (b)
  Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant in the three months ended October 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS LIGHTWAVE, INC.
December 14, 2000	By:	/s/ JAMES W. MCGINLEY James W. McGinley President and Chief Executive Officer
December 14, 2000	By:	/s/ DAVID A. SLACK David A. Slack Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1	Form of Underwriting Agreement (1)
3.1	Certificate of Incorporation of Registrant (1)
3.2	Restatement Certificate of Incorporation of Registrant (1)
3.3	Bylaws of Registrant (1)
4.1	Specimen certificate representing the common stock (1)
10.1	Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2	Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (2)
10.3	Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (2)
10.4	Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5	Employee Matters Agreement between Methode Electronics, Inc. and Registrant (1)
10.6	Registration Rights Agreement between Methode Electronics, Inc. and Registrant (2)
10.7	General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
10.8	Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.9	Stratos Lightwave, Inc. 2000 Stock Plan, as amended (2)
10.10	Promissory Note of the Registrant payable to Methode Development Company (1)
27.1	Financial Data Schedule

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.

QuickLinks

STRATOS LIGHTWAVE, INC. INDEX
PART I FINANCIAL INFORMATION
STRATOS LIGHTWAVE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
STRATOS LIGHTWAVE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
STRATOS LIGHTWAVE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
STRATOS LIGHTWAVE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) October 31, 2000
Risks Relating to Our Business
Risks Relating to the Securities Markets and Ownership of Our Common Stock
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX