Form 10-Q
period 2001-01-31
STRATOS LIGHTWAVE INC
filed 2001-03-06
CIK 1111721

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 6, 2001, there were 64,092,307 shares of the Registrant's common stock outstanding.

STRATOS LIGHTWAVE, INC.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2000	January 31, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$537	$155,413
Accounts receivable, less allowance	12,127	29,661
Inventories:
Finished products	764	1,649
Work in process	991	2,236
Materials	9,417	23,536

	11,172	27,421
Current deferred income taxes	1,166	1,166
Prepaid expenses	201	521

Total current assets	25,203	214,182
Other assets:
Goodwill, less accumulated amortization	10,563	13,607
Other	436	480

	10,999	14,087
Property, plant and equipment	38,377	69,865
Less allowances for depreciation	13,442	17,885

	24,935	51,980

Total assets	$61,137	$280,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,389	$9,734
Other current liabilities	3,067	11,574

Total current liabilities	7,456	21,308
Deferred income taxes	719	687
Minority interest	—	349
Stockholders' equity
Preferred stock	—	—
Common stock	540	641
Additional paid-in capital	52,422	246,630
Retained earnings	—	10,760
Foreign currency translation adjustment	—	(126)

Total stockholders' equity	52,962	257,905

Total liabilities and stockholders' equity	$61,137	$280,249

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
Revenue:
Net sales	$17,963	$40,339	$48,553	$100,734
License fees and royalties	164	226	1,287	1,103

Total	18,127	40,565	49,840	101,837
Costs and expenses:
Cost of sales	12,220	25,514	32,594	65,686
Research and development	1,825	3,661	4,690	9,898
Sales and marketing	1,530	2,670	4,496	6,911
General and administrative	1,355	3,679	3,766	8,562

Total costs and expenses	16,930	35,524	45,546	91,057

Income from operations	1,197	5,041	4,294	10,780
Interest income, net	—	2,365	—	5,930

Income before income taxes	1,197	7,406	4,294	16,710
Provision for income taxes	404	2,590	1,600	5,850

Net income	$793	$4,816	$2,694	$10,860

Net income per share, basic	$0.01	$0.08	$0.05	$0.18

Net income per share, diluted	$0.01	$0.08	$0.05	$0.17

Weighted average number of common shares outstanding:
Basic	54,030	64,092	54,030	61,916
Diluted	54,030	64,095	54,030	62,376

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2000	2001
Operating activities:
Net income	$2,694	$10,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	1,800	5,100
Change in operating assets and liabilities	(3,978)	(19,722)

Net cash provided by (used in) operating activities	516	(3,762)
Investing activities:
Purchases of property, plant and equipment	(6,132)	(31,594)
Additional purchase price of prior period acquisition	—	(2,957)
Acquisitions	(12,963)	(752)
Other	280	(12)

Net cash used in investing activities	(18,815)	(35,315)
Financing activities:
Net proceeds from initial public offering	—	195,465
Payment of note related to prior period acquisition	—	(333)
Net cash transfers from (to) Methode Electronics, Inc.	18,357	(1,179)

Net cash provided by financing activities	18,357	193,953

Net increase in cash and cash equivalents	58	154,876
Cash and cash equivalents at beginning of period	550	537

Cash and cash equivalents at end of period	$608	$155,413

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
January 31, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. This unaudited quarterly information should be read in conjunction with the audited combined financial statements and related notes for the fiscal year ended April 30, 2000 included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

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

    The allocation of Methode corporate expenses was discontinued on May 28, 2000. Subsequent to this date, the Company incurred these corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the three and nine months ended January 31, 2000 and 2001 were classified as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
	(in thousands)		(in thousands)
Cost of sales	$313	$—	$822	$106
Research and development	208	—	599	5
Sales and marketing	340	—	979	188
General and administrative	1,136	—	3,267	376

Total	$1,197	$—	$5,667	$675

    In addition, the Company incurred charges of approximately $54,000 and $333,000 in the three and nine months ended January 31, 2001 under its transitional service agreements with Methode.

    Our condensed consolidated financial statements may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity for the periods presented.

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $793,000 and $4,879,000 for the third quarters of fiscal 2000 and 2001, and $2,694,000 and $10,734,000 for the nine months ended January 31, 2000 and 2001.

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

    On November 22, 2000, the company purchased for approximately $750,000 in cash, substantially all of the assets of B&H Mold, Inc. The allocation of the cash purchase price to the net assets acquired is as follows:

Assets Acquired:
Inventories	$43,000
Property, Plant and Equipment	233,000
Other	10,000

Total Assets	286,000
Liabilities Assumed:
Accrued expenses	107,000

Net Assets Acquired	179,000
Excess Purchase Price	573,000

Purchase Price	$752,000

    The acquisition was accounted for using the purchase method of accounting. Had this acquisition occurred at the beginning of the year, the impact on the company's operating results would not have been significant.

3.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
Numerator—net income	$793	$4,816	$2,694	$10,860

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	54,030	64,092	54,030	61,916
Dilutive potential common shares—employee stock Options	—	3	—	460

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	54,030	64,095	54,030	62,376

Basic earnings per share	$0.01	$0.08	$0.05	$0.18

Diluted earnings per share	$0.01	$0.08	$0.05	$0.17

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

Results of Operations

    The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
Revenue:
Net sales	100.0%	100.0%	100.0%	100.0%
License fees and royalties	0.9	0.6	2.6	1.1

Total	100.9	100.6	102.6	101.1
Costs and expenses:
Cost of sales	68.0	63.2	67.1	65.2
Research and development	10.2	9.1	9.7	9.8
Sales and marketing	8.5	6.7	9.3	6.9
General and administrative	7.5	9.1	7.7	8.5

Total costs and expenses	94.3	88.1	93.8	90.4

Income from operations	6.6	12.5	8.8	10.7
Interest income, net	—	5.9	—	5.9

Income before income taxes	6.6	18.4	8.8	16.6
Provision for income taxes	2.2	6.4	3.3	5.8

Net income	4.4%	12.0%	5.5%	10.8%

Three and Nine Months Ended January 31, 2001 and 2000

    Net Sales.  Net sales for the third quarter of fiscal 2001 increased to $40.3 million from $18.0 million a year ago. Net sales for the nine month period ended January 31, 2001 increased 107% over the same period a year ago to $100.7 million from $48.6 million. Of the $22.3 million increase in the third quarter, $13.6 million is from an increase in net sales of optical subsystems and $8.7 million is from an increase in net sales of optical components. Net sales of optical subsystems and optical components increased $33.0 million and $19.2 million, respectively, in the nine months ended January 31, 2001 over the comparable period last year.

    The increase in net sales during the three and nine month periods ended January 31, 2001 of our optical subsystems was primarily due to an increase in sales of our embedded and removable transceivers in a variety of wavelengths and form factors. The increase in sales of our optical components was primarily due to an increase in sales of our optical backplane connectors and cable assemblies. Our total sales order backlog increased 68% to $42 million as of January 31, 2001 from $25 million as of April 30, 2000. Of this $17 million increase in backlog, $11 million was due to an increase in orders for our optical subsystems, and $6 million an increase in orders for our optical components.

    License Fees and Royalties.  License fees increased to $226,000 in the three months ended January 31, 2001 from $164,000 in the three months ended January 31, 2000. License fees decreased to $1,103,000 in the nine months ended January 31, 2001 from $1,287,000 in the comparable period last year. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

    Cost of Sales and Gross Margins.  Cost of sales increased to $25.5 million in the three months ended January 31, 2001 from $12.2 million in the three months ended January 31, 2000 and to $65.7 million for the nine months ended January 31, 2001 compared to $32.6 million in the comparable period last year. The increases were due primarily to increases in the production of both our optical subsystems and optical components. Gross profit as a percentage of net sales, or gross margin, increased to 36.8% in the three months ended January 31, 2001 from 32.0% in the three months ended January 31, 2000. The increase of 4.8% reflects increases in the average unit prices for our products. The gross margin percentage increased to 34.8% for the nine months ended January 31, 2001 from 32.9% in the comparable period last year. Additional manufacturing expenses incurred related to our Stratos Lightwave-Florida and Bandwidth Semiconductor subsidiaries adversely affected the gross margin percentage 2.6% and 2.5% during the three and nine months ended January 31, 2001, respectively.

    Research and Development.  Research and development expenses increased to $3.7 million in the three months ended January 31, 2001 from $1.8 million in the three months ended January 31, 2000. This increase was due primarily to $580,000 in material and overhead costs related to major product development projects, $910,000 of additional personnel costs dedicated to research and development, $75,000 for legal costs related to intellectual property, and $265,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

    Research and development expenses increased to $9.9 million in the nine months ended January 31, 2001 from $4.7 million in the nine months ended January 31, 2000. This increase of $5.2 million was due primarily to $2.0 million in material and overhead costs related to major product development projects, $2.1 million of additional personnel costs dedicated to research and development, $250,000 for legal costs related to intellectual property, and $825,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

    Sales and Marketing.  Sales and marketing expenses increased to $2.7 million in the three months ended January 31, 2001 from $1.5 million in the three months ended January 31, 2000. This increase was due to an increase of $675,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $465,000 in field sales operating costs supporting our sales volume.

    Sales and marketing expenses increased to $6.9 million in the nine months ended January 31, 2001 from $4.5 million in the comparable period last year. This $2.4 million increase was due to an increase of $1.4 million in sales and marketing salaries, fringe benefits, bonuses and commissions, and $1.0 million in field sales operating costs supporting our sales volume.

    General and Administrative.  General and administrative expenses increased to $3.7 million in the three months ended January 31, 2001 from $1.4 million in the three months ended January 31, 2000. This $2.3 million increase was primarily due to $1.5 million of additional costs for expanded facilities and staff, and $800,000 of additional corporate management and legal costs.

    General and administrative expenses increased to $8.6 million in the nine months ended January 31, 2001 from $3.8 million in the comparable period last year. This $4.8 million increase was primarily due to $3.2 million of additional costs for expanded facilities and staff, and $1.6 million of additional corporate management and legal costs.

    Interest Income, Net.  Interest income, net of interest expense, increased to $2.4 million in the three months ended January 31, 2001 and $5.9 million in the nine months ended January 31, 2001 from $0 interest income in each of the comparable periods last year. The increase in interest income resulted from earnings on the short term investment of excess cash balances.

    Income Taxes.  The effective tax rate was 35.0% for the third quarter and the nine month period of fiscal 2001 compared with 33.7% in the third quarter and 37.3% for the nine month period of fiscal

2000. The overall decrease in the effective tax rate in the first nine months of fiscal 2001 is principally the result of interest income not taxable for federal income tax purposes. No separate tax returns have been filed for our business because our operating results have been fully consolidated for tax purposes with the results of Methode.

Liquidity and Capital Resources

    Net cash used in operating activities was $3.8 million for the nine months ended January 31, 2001. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories offset in part by net income and increases in accounts payable and accrued expenses. Net cash provided by operating activities was $516,000 for the nine months ended January 31, 2000. Cash provided by operating activities resulted primarily from net income and the increase in accounts payable and accrued expenses offset in part by the increase in accounts receivable and inventories.

    Net cash used in investing activities was $35.3 million in the nine months ended January 31, 2001. Net cash used in investing activities during this period consisted primarily of purchases of equipment and facilities and the acquisition of substantially all of the assets of B&H Mold, Inc. In addition, net cash used in investing activities includes a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for the additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary. Net cash used in investing activities was $18.8 million in the nine months ended January 31, 2000, consisting of $13.0 million for the acquisition of the Optoelectronics division of Spire Corporation and the remainder for purchases of equipment and facilities.

    Net cash provided by financing activities consisted primarily of net proceeds of $195.5 million, after related expenses, from our initial public offering, offset by $1.2 million in net advances to Methode subsidiaries and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their over allocation option, at $21 per share in our initial public offering. As of January 31, 2001, we had cash and cash equivalents of $155.4 million. Net cash provided by financing activities of $18.4 million for the nine months ended January 31, 2000 consisted of cash contributions from Methode.

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

    Our success will depend on our continued ability to develop and manage relationships with significant customers. For the nine months ended January 31, 2001, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with EMC together with its business partners JNI and McData, Alcatel, and Cisco accounting for 19%, 13%, and 12% of our net sales, respectively. For the 2000 fiscal year, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco, Nortel and Alcatel accounting for 26%, 10% and 8% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

    A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States, excluding sales to Methode and its affiliates, were approximately 19.8% of our net sales during the nine months ended January 31, 2001 and approximately 15.2% of our net sales in fiscal 2000. Our international operations are subject to a number of risks and uncertainties, including:

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

Our prior acquisitions have not generated significant sales, and if these businesses do not become profitable our operating results could be seriously harmed.

    In April 1999, Methode acquired Polycore Technologies, Inc., which we operate as our Stratos Lightwave-Florida subsidiary. In December 1999, Methode acquired the optoelectronics business of Spire Corporation, which we operate as our Bandwidth Semiconductor subsidiary. Since their acquisition by us, these businesses have focused on the introduction of new products and the expansion of their manufacturing capabilities and have not generated significant revenues. In addition, these businesses have required significant amounts of capital to support their development activities. If these businesses do not become profitable, our operating results could be seriously harmed.

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

    Methode and Stratos are plaintiffs in four lawsuits relating to the enforcement of our intellectual property rights. The first lawsuit was filed by Methode in April 1999 and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. The second lawsuit was filed by Methode in October 1999 and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon between two and five Methode patents. The defendants in these lawsuits have filed various affirmative defenses. In addition, Finisar, Hewlett-Packard and Agilent have filed counterclaims. The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above and an additional reissued patent was asserted against Hewlett-Packard and Agilent. The fourth lawsuit was filed by Methode Electronics and Stratos Lightwave in January 2001 against Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendant of one additional patent.

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

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and us in the United States District Court, District of Delaware alleging that our optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the nine months ended January 31, 2001, sales of our optoelectronic transceivers accounted for approximately 59% of our total sales. Stratos has filed an answer to the lawsuit including affirmative defenses and counterclaims.

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

One of our directors may have conflicts of interest because he is also a director of Methode and owns significant amounts of Methode's stock.

    One member of our board of directors is also a director of Methode. This director will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Methode and us. In addition, after our initial public offering and the proposed spin-off, this director will continue to own significant amounts of Methode's stock and options on Methode's stock he acquired as a director or employee of Methode. This ownership could create, or appear to create, potential conflicts of interest when this director is faced with decisions that could have different implications for Methode and us.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

    Methode and Stratos are plaintiffs in four lawsuits relating to the enforcement of our intellectual property rights. The first lawsuit was filed by Methode in April 1999 in the United States District Court for the Northern District of Illinois and is against Agilent Technologies, Inc., Finisar Corporation and Hewlett-Packard Company, Inc. In August 1999, the lawsuit was transferred to the United States District Court for the Northern District of California. The second lawsuit was filed by Methode in October 1999 in the United States District Court for the Northern District of California and is against Infineon Technologies Corp. and Optical Communications Products, Inc. In these actions, Methode alleges that optoelectronic products sold by the defendants infringe upon two or more of five Methode patents. Methode also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. Methode seeks monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the Methode patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuit. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, conversion, trespass, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the five Methode patents. On May 4, 2000, the Court granted Methode's motion to dismiss with prejudice Finisar's counterclaims for conversion, trespass, unfair competition and unjust enrichment on the grounds that these claims are preempted by federal patent laws.

    The third lawsuit was filed by Methode and Stratos in September 2000 against Hewlett-Packard Company, Inc., Agilent Technologies, Inc. and Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendants concerning a newly reissued patent that is related to the patents in the first suit discussed above and an additional reissued patent was asserted against Hewlett-Packard and Agilent. In the third lawsuit the defendants have filed affirmative defenses and Finisar has filed various counterclaims. The fourth lawsuit was filed by Methode Electronics and Stratos Lightwave in January 2001 against Finisar Corporation in the United States District Court for the Northern District of California. This suit alleges patent infringement by the defendant of one additional patent.

    As part of our separation from Methode, the eight Methode patents which are the subject of these lawsuits and Methode's rights in this litigation have been contributed to us and we have agreed to indemnify Methode against all costs, expenses and liabilities associated with these lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. These lawsuits are in the preliminary stage, and we cannot predict their outcome with certainty. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. We use the technologies covered by the patents that are the subject of this litigation in the manufacture of optical subsystems which represented approximately 58% of our net sales in the 2000 fiscal year. If one or more of these patents were found to be invalid or unenforceable, we would lose the ability to prevent others from using the technologies covered by the invalidated patents. This could result in significant decreases in our sales and gross margins for our products that use these technologies. In addition, we would lose the future royalty payments from our current licensees of these patents. We could also be required to pay significant monetary damages to one or more of the defendants and/or be required to reimburse them for their legal fees. Accordingly, if one or more of these patents were found to be invalid or unenforceable, our business would be significantly harmed.

    In November 2000, Agilent Technologies, Inc. filed a lawsuit against Methode and us in the United States District Court, District of Delaware alleging that our optoelectronics transceivers infringe four Agilent patents. Agilent is seeking unspecified damages, treble damages, attorney's fees and injunctive relief. For the nine months ended January 31, 2001, sales of our optoelectronic transceivers accounted for approximately 59% of our total sales. Stratos has filed an answer to the lawsuit including affirmative defenses and counterclaims.

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

    The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $31.6 million for general corporate purposes, the purchase of equipment and facilities, a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) for additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary, $752,000 for the purchase of substantially all of the assets of B&H Mold, Inc., repayment of

$2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, research and development, and payments to Methode Electronics for transition services. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant in the three months ended January 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2001	STRATOS LIGHTWAVE, INC.
	By:	/s/ JAMES W. MCGINLEY James W. McGinley President and Chief Executive Officer
	By:	/s/ DAVID A. SLACK David A. Slack Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1	Form of Underwriting Agreement (1)
3.1	Certificate of Incorporation of Registrant (1)
3.2	Restatement Certificate of Incorporation of Registrant (1)
3.3	Bylaws of Registrant (1)
4.1	Specimen certificate representing the common stock (1)
10.1	Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2	Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (2)
10.3	Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (2)
10.4	Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5	Employee Matters Agreement between Methode Electronics, Inc. and Registrant (1)
10.6	Registration Rights Agreement between Methode Electronics, Inc. and Registrant (2)
10.7	General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
10.8	Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.9	Stratos Lightwave, Inc. 2000 Stock Plan, as amended (2)
10.10	Promissory Note of the Registrant payable to Methode Development Company (1)

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX