Form 10-K
period 2001-04-30
STRATOS LIGHTWAVE INC
filed 2001-07-26
CIK 1111721

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Fiscal Year Ended April 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to ________

                        Commission File Number: 0-30869

                               ----------------

                            STRATOS LIGHTWAVE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                        36-4360035
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
                       or
                 organization)
            7444 West Wilson Avenue
               Chicago, Illinois                                     60706
   (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (708) 867-9600

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          $.01 par value Common Stock

                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

   The aggregate market value of the $.01 par value common stock held by non-affiliates of the registrant on July 16, 2001, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $589,232,250.

   The registrant had 64,092,300 shares of $.01 par value common stock outstanding as of July 16, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the Annual Meeting of Stockholders to be held on August 28, 2001 which will be filed within 120 days of April 30, 2001 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Forward-Looking Statements..............................................    3

                                        PART I

 Item 1.     Business...................................................     3
 Item 2.     Properties.................................................    14
 Item 3.     Legal Proceedings..........................................    14
 Item 4.     Submission of Matters to a Vote of Security Holders........    15

                                       PART II

             Market for Registrant's Common Equity and Related
 Item 5.     Stockholder Matters........................................    17
 Item 6.     Selected Financial Data....................................    18
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    19
             Quantitative and Qualitative Disclosures About Market
 Item 7A.    Risk.......................................................    32
 Item 8.     Financial Statements and Supplementary Data................    32
 Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    32

                                       PART III

 Item 10.    Directors and Executive Offices of the Registrant..........    33
 Item 11.    Executive Compensation.....................................    33
             Security Ownership of Certain Beneficial Owners and
 Item 12.    Management.................................................    34
 Item 13.    Certain Relationships and Related Transactions.............    34

                                       PART IV

             Exhibits, Financial Statement Schedules, and Reports on
 Item 14.    Form 8-K...................................................    34
             Index to Financial Statements and Financial Statement
 Item 14(a). Schedule...................................................   F-1

                          FORWARD LOOKING STATEMENTS

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward looking statements due to certain factors, including those discussed below in Item 7 and elsewhere in this report.

                                    PART I

Item I. Business

Overview

   We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. Our optical subsystems convert electronic signals into optical signals and back to electronic signals, thereby facilitating the transmission of information over optical communication networks. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks (MANs), wide area networks (WANs), and in the telecommunication markets. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (SONET). We also design, manufacture and sell a full line of optical components and cable assemblies for use in these networks.

   On February 23, 2000, Methode Electronics, Inc. (Methode) announced plans to create a separate company comprised of its optical products businesses. Accordingly, we were incorporated in Delaware in April 2000 as a wholly-owned subsidiary of Methode. In June 2000 we launched our initial public offering of 10,062,500 shares of common stock at $21.00 per share. After the completion of our public offering, Methode owned approximately 84.3% of our outstanding common stock. On March 23, 2001, Methode announced that its board of directors had declared a stock dividend of all of Methode's shares in us. The dividend was distributed on April 28, 2001 to Methode stockholders of record as of April 5, 2001. The distribution was made on the basis of 1.5113 shares of our common stock for each share of Methode Class A and Class B common stock held.

Industry Background

 Increasing Demand for Higher Bandwidth

   Over the last several years, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the rapid growth of data intensive applications such as Internet access, e-commerce, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased the amount of data transmitted over communication networks. This rapid growth has exposed the transmission speed and physical space limitations of existing networks which traditionally have relied primarily on the transmission of electronic signals.

 Use of Optical Technology in Communications Networks

   To address expanding bandwidth and transmission distance requirements, new communication equipment has been developed using optical technology for high data rate networking, data storage and telecommunication applications. Optical technology uses light instead of electricity to transmit information. An optical network is comprised of a series of network devices, such as hubs, switches, servers and storage elements, which are interconnected with fiber optic cabling.

   Optical transceivers convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over optical communication networks. At the sending end, an optical transceiver converts electronic-based information streams into light-based information streams for launch into the optical communication network. A focused light source, either a light emitting diode or a laser, within the optical transceiver is used to illuminate the fiber core with a series of coded pulses of light that represent the information to be transmitted. At the receiving end, an optical transceiver converts the light-based information stream back into an electronic-based stream.

 Growth of Optical Technology in the Enterprise Market

   Gigabit Ethernet and Fast Ethernet in Local Area Networks. LANs interconnect computer users within an organization and allow users to share computer resources. Early LANs, which had relatively limited performance requirements, short connection distances and low transmission speeds, were generally interconnected using copper cabling. Most present day LANs use the Ethernet transmission protocol, which operates at 10 megabits per second
(Mbps). As performance requirements, transmission distance and bandwidth requirements of network users have increased, transmission protocols have evolved to 100 Mbps Fast Ethernet, and Gigabit Ethernet technology, which operates at 1,000 Mbps or 1 gigabit per second (Gbps). Each Gigabit Ethernet switch port relies on a subsystem to transmit and receive data.

   The increasing bandwidth needs of network users have prompted manufacturers to begin developing networking systems with per-port transmission speeds of 10 Gbps. The scalability and migration capacity built into the Gigabit Ethernet protocol allows original equipment manufacturers (OEMs) developing these systems to leverage their experience with this standard to transition to the higher data rate. This next generation of high data rate networking systems will require even higher performance optical subsystems and components.

   Fibre Channel in Storage Area Networks. Data storage technology is evolving rapidly. Most present day storage networks use a standard interface protocol known as the small computer systems interface or SCSI, which allows storage devices and servers to communicate at speeds limited to 40 or 80 Megabytes per second over a maximum transmission distance of no greater than 25 meters and to support the connection of a maximum of 15 devices. Although these distances and speeds were sufficient for early storage applications, SCSI has become a limiting technology for newer SANs, which require networking at high speeds over long distances and scalability to interconnect large numbers of users.

   To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel allows up to 126 devices to communicate with each other at rates up to 1.0625 Gbps over distances up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. The next generation of SAN products, currently in the early stages of commercial deployment, will operate at speeds of 2.125 Gbps. Fibre Channel also is scalable and expected to support systems with data rates of 8 Gbps and higher. Fibre Channel-based SANs enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. Each Fibre Channel switch port relies on a subsystem to transmit and receive data.

 Increasing Penetration of Optical Technology in MANs, WANs and
 Telecommunication Networks

   Metropolitan and Wide Area Networks. The increased transmission capabilities of optical technology have allowed for the geographic extension of LANs and SANs through the use of extended networks, such as MANs and WANs. These networks enable enterprises to interconnect network systems throughout a corporate campus or wide geographic area rather than within a single building. Interconnections between network systems are performed by switches and routers that use optical subsystems to effect the necessary conversions between electronic and optical systems. In addition, optical components are used at each interface to join optical fibers in cable-to-cable and cable-to-optical subsystem connections. These networks enable business enterprises to use their networks for enhanced applications, such as real-time backup data storage at distances of up to 120 kilometers for disaster protection. In addition, these networks offer organizations a cost-effective way to address increased bandwidth requirements.

   Telecommunication Networks. Optical technology also is being used in high data rate telecommunication applications, including the intra-office connection of clusters of telecommunication switches based on the SONET and ATM protocols. SONET switches and ATM access switches are often used in telecommunication networks to switch regional traffic and route long distance traffic. In these core networks, multiple switches are often grouped together within a service provider's central office network. The interconnections between these systems are often provided by optical subsystems and components.

 Demands on Suppliers of Optical Subsystems and Components

   The ability to send high data rate optical signals over longer distances depends not only on optical transceiver technology, but also on the precision of the optical connections within the network. The demand for increasing bandwidth places continued emphasis on the need for high quality optical connectivity in critical applications such as in telecommunications networks, where the transmission of higher data rates over long distances has pushed the limits of signal integrity. Optical connections within the network contribute to signal loss and even small differences in signal loss due to the quality of individual connections can substantially reduce the distance over which optical signals can reliably be sent.

   The market demands on optical communication OEMs to produce networking systems with ever increasing data rates over long distances have driven the need for advanced optical subsystems and components that provide the critical interconnections between devices within these high data rate network systems.

   Optical communication OEMs are accelerating new product design times. As a result, OEMs increasingly rely on highly integrated subsystem suppliers to rapidly develop major elements of their systems. These suppliers allow optical communication OEMs to better focus on their core competencies in overall product design, specific differentiating product benefits, marketing and distribution. We expect this trend to continue, with optical communication OEMs outsourcing an increasing percentage of their non-core functions to contract manufacturers and integrated subsystem suppliers.

The Stratos Advantage

   We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. These optical subsystems are designed for use in LANs, SANs, MANs, WANs, and in the telecommunication markets. Our optical subsystems are compatible with the transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (SONET). We also design, manufacture and sell a full line of optical components and cable assemblies for use in enterprise networks, as well as MAN, WAN and telecommunication markets.

   We believe our company possesses the following key competitive advantages:

     High Performance. We design, manufacture and test our products to provide optical line transmission performance with specific attention to standards compliance and interoperability. For instance, our gigabit speed optical transceivers are engineered using advanced mechanical packaging technologies, which we believe allows us to deliver some of the industry's lowest radiated electromagnetic interference solutions. We also employ a number of sophisticated manufacturing processes, including micron tolerance molding, precision fixturing and state-of-the-art metrology capabilities, which result in low signal loss and return loss.

     Integrated Design and Manufacturing. Our in-house design, engineering and manufacturing personnel have extensive experience in electronics, optical systems and electro-mechanical packaging. Our diverse technical capabilities, including internal tooling, design production, stereolithography, molding and automated surface-mount assembly, enable us to produce high-performance optical subsystems and components with shortened product design cycles and faster times to market. Our advanced technical capabilities in miniaturization and integration allow us to design products with higher port density and smaller packaging and, when necessary, allow us to rapidly scale our production to deliver high volumes of these products.

     Broad Subsystem and Component Product Line. Our broad line of optical subsystems and components are available in a variety of fiber optic interfaces, or form factors, support a wide range of data rates, protocols, wavelengths, modes and transmission distances, and have applications in the enterprise, MAN, WAN and telecommunication markets. We offer industry standard SC and higher density LC versions of all of our optical subsystems.

     Reliability. We design, manufacture and test in-house and take a multi-tiered approach to assure the reliability of our optical subsystems. During the design phase, our optical subsystems undergo rigorous verification and qualification testing before designs are released to production. All of our optical subsystems also undergo thermal stress screening before being shipped to customers. Our design and manufacturing operations are closely integrated and employ the same state-of-the-art automated testing procedures to ensure performance is maintained from design through production. We also track field quality performance to identify significant trends and opportunities for product improvements.

The Stratos Strategy

   Our objective is to be a leading developer, manufacturer and seller of high-performance optical subsystems and components to optical communication OEMs. Key elements of our strategy include the following:

     Develop Emerging Technologies. We believe our experience in electronics, optical systems and electro-mechanical packaging and our active participation in industry organizations which establish the standards for next generation technologies have made us a leader in the development and manufacture of optical products. We intend to continue to invest in the development of new and enhanced technologies that result in new products with improved performance features, such as higher data rate, higher port density and greater reliability.

     Expand Our Product Portfolio to Provide Comprehensive Solutions. Our goal is to provide a broad portfolio of products that address all of the optical subsystem and component needs of our customers. We are committed to the ongoing development and expansion of our portfolio of high-performance optical subsystems and components.

     Design and Build Increasingly Integrated Subsystems and Components. We intend to leverage our existing design and manufacturing expertise in optical technologies to manufacture value-added integrated optical subsystems and components. We believe there is a growing demand from optical communication OEMs for more highly integrated optical subsystems and components. Integration provides many benefits to our customers, including cost reductions as well as performance and reliability improvements. In addition, we believe our integrated subsystems and components allow our customers to design systems with greater port density.

     Strengthen and Expand Customer Relationships. Our field and product design engineers work closely with our customers from the initial product design stage through the manufacturing process. We also provide extensive customer service and technical support throughout the qualification and sale process. This level of interaction enables us to respond quickly to our customers and align our product development efforts with their needs. We intend to strengthen our current customer relationships by continuing to deliver a high level of value-added service and technical support and leveraging our reputation for high quality products and service to establish relationships with new customers. We also intend to capitalize on our service-oriented approach and our existing customer relationships to market our other products.

     Pursue Complementary Acquisitions. We currently intend to pursue opportunities to acquire or invest in other businesses or technologies that would complement our current products, enhance our technical capabilities, lower our manufacturing costs, expand our markets, or that may otherwise offer growth opportunities.

Products

   We design, manufacture and sell a broad line of high-performance, optical subsystems and components. Our products are designed for the various fiber optic interfaces on the market today, including the SC and LC interfaces. The SC fiber optic interface is one of the most common interfaces used in optical network applications. This interface was designed to be used over the entire range of optical network applications. The LC fiber optic interface is one-half the size of the SC interface and was designed to meet the higher port density requirements of space restricted applications. The LC interface is an evolutionary version of the SC interface that shares proven connector technology.

 Optical Subsystems

   Our optical subsystems consist of a broad range of optical transceivers and multi-channel optical links. These devices serve as high data rate interconnects between network devices, such as hubs, switches, servers and storage elements. Our optical subsystems are available in a variety of fiber optic interfaces, or form factors, and support a wide range of data rates, protocols, wavelengths, modes and transmission distances.

   The following table summarizes the capabilities of our optical subsystems:

     Fiber Optic                                           Wavelength (nm)
Interface/Form Factor      Data Rate/Protocol            / Mode / Distance
---------------------  -------------------------- --------------------------------
Embedded
 Transceivers
SC Embedded-                                      850nm Multimode-500 meters
Standard Form          2.488 Gbps-SONET OC-48     1310nm Single mode-20 kilometers
Factor "1x9--          1.25 Gbps-Gigabit Ethernet
Conventional           1.0625 Gbps-Fibre Channel
Format"                622 Mbps-ATM OC-12

LC Embedded-Small      2.488 Gbps-SONET OC-48     850nm Multimode-500 meters
Form Factor "Small     2.125 Gbps-2xFibre Channel 1310nm Single mode-20 kilometers
Form Factor"           1.25 Gbps-Gigabit Ethernet
                       1.0625 Gbps-Fibre Channel

LC Embedded-RJ         155 Mbps-ATM OC-3          820nm Multimode-2 kilometers
Size "Single Port      100 Mbps-Fast Ethernet     1300nm Single mode-20 kilometers
RJ-Format"             10 Mbps-Ethernet

4 Port LC              155 Mbps-ATM OC-3          820nm Multimode-2 kilometers
Embedded-RJ Size       100 Mbps-Fast Ethernet     1300nm Single mode-20 kilometers
"4 Port RJ-Format"     10 Mbps-Ethernet
Internal Removable
Transceivers
SC Removable-          2.488 Gbps-SONET OC-48     850nm Multimode-500 meters
Standard Form          2.125 Gbps-2xFibre Channel 1310nm Single mode-20 kilometers
Factor "Gigabit        1.25 Gbps-Gigabit Ethernet
Interface              1.0625 Gbps-Fibre Channel
Converter" or          622 Mbps-ATM OC-12
"GBIC"                 155 Mbps-ATM OC-3

LC Removable-Small                                850nm Multimode-500 meters
Form Factor "Small     2.488 Gbps-SONET OC-48     1310nm Single mode-20 kilometers
Form Factor            2.125 Gbps-2xFibre Channel
Pluggable" or          1.25 Gbps-Gigabit Ethernet
"SFP"                  1.0625 Gbps-Fibre Channel
External Removable
Transceivers
SC Removable-          2.125 Gbps-2xFibre Channel 850nm Multimode-500 meters
External Form          1.25 Gbps-Gigabit Ethernet 1310nm Single mode-20 kilometers
Factor "Media          1.0625 Gbps-Fibre Channel
Interface Adapter"
or "MIA"

LC Removable-          2.125 Gbps-2xFibre Channel 850nm Multimode-500 meters
External Form          1.25 Gbps-Gigabit Ethernet 1310nm Single mode-20 kilometers
Factor "Mini Media     1.0625 Gbps-Fibre Channel
Interface Adapter"
or "Mini MIA"

   Embedded Transceivers. Embedded transceivers are designed to be directly soldered to a printed circuit board. Our embedded 850nm transceivers feature VCSELs that perform more reliably over time and over extreme temperatures than previously used edge emitting laser devices. We believe our transceivers deliver some of the lowest radiated electromagnetic interference levels in the industry, assisting our customers in achieving required Federal Communications Commission certification. Our highly miniaturized optical RJ-format transceivers use the identical shell and external port dimensions as the most common copper-wired network interface, allowing manufacturers to use the same cabinetry, port labels and panel cutouts of previous electronic-signal based designs.

   Internal Removable Transceivers. Internal removable transceivers, also known as gigabit interface converters or GBICs, are configured in a protective module designed to plug into a connector and guide rail system that has been soldered to a printed circuit board. This allows for the easy removal of the transceiver from the system, giving network designers greater configuration flexibility and replacement options. Removable transceivers are designed to be "hot pluggable," meaning they can be replaced while the system is operational. This feature is particularly advantageous in network applications where maintaining uninterrupted service is critical. Removable transceivers are typically more expensive than embedded transceivers due to the need for greater protective housing, durability of connector contacts that must reliably withstand multiple insertions, additional circuitry and the additional cost of the connector and guide rail system. Our GBIC products feature higher quality VCSELs and alternating current coupling, deliver some of the lowest electromagnetic interference levels in the industry and are assembled in a precision mechanical package for higher performance and reliability.

   External Removable Transceivers. External removable transceivers, also known as media interface adapters or MIAs, are similar to GBICs, except the transceiver module remains outside of the system. This configuration is used to convert electronic signals from a short-distance copper-wire based transceiver to optical signals. This product is typically used to extend the flexibility of copper-wire based storage networking equipment.

   Multi-Channel Optical Links. Multi-channel optical links are arrays with signals typically configured for one direction, unlike transceivers, which are pairs of bi-directional (transmit/receive) channels. An initial application for these devices are as high data rate, very short-range (VSR) data links. This allows the use of less costly and more available components by splitting the signal into multiple, lower data rate channels.

 Optical Components

   Our optical components include an extensive range of fiber optic connectors, cable assemblies and related accessories.

   Fiber Optic Connectors. Our connector products include a variety of form factors for single and multi-fiber applications. In addition to standard SC connectors and legacy standard connectors, we offer small form factor LC and MT-RJ connectors that meet the needs of our customers to connect higher numbers of interface ports in the same or smaller space. Common applications of our optical connectors include enterprise, broadband and telecommunication applications.

   High Density Backplane Connectors. Fiber optic backplane connectors are high density fiber optic connectors specifically designed for internal systems such as switches. These connectors are increasingly replacing electronic interconnections inside many high-performance systems, solving many of the heat, distance and electromagnetic interference problems associated with standard electronic based wiring. Our QUANTUM MPX(TM) fiber optic backplane connectivity system offers very high-density connectivity in backplane applications such as those used in high speed data networking and telecommunications switching equipment.

   Optical Flexcircuits. QUANTUM-Flex circuits provide OEM customers the optical equivalent of flexible copper printed circuits. Designed to facilitate extremely high fiber counts with complex custom layouts, QUANTUM-Flex circuits have all the channels, ports and fiber routings preconfigured to reduce installation time and simplify system architecture. Utilizing discreet Singlemode or Multimode fibers, sophisticated computer aided machining can precisely manufacture QUANTUM-Flex circuits in any routing matrix, size or shape. We provide a wide variety of QUANTUM-Flex circuit interconnect options including Quantum MPX(TM), MP, LC, MT-RJ, FC, ST and SC. Each QUANTUM-Flex circuit is factory terminated and is optically tested providing system designers a true plug and play option in an optical domain.

   Harsh Environment Connectors. We offer a comprehensive line of high-performance connectors for harsh environment applications. These connectors use a patented expanded beam technology that increases the size of the optical signal target by nearly 15 times, neutralizing most of the effects of shock, vibration, particle contamination and misalignment. Our harsh connector products are designed primarily for use in tactical military, petrochemical and field broadcast applications.

   Cable Assemblies. We manufacture a variety of customized cable assemblies for use where greater performance such as generally lower and more predictable insertion loss, reflectance and mechanical characteristics are required. Common applications include intra-system interconnecting patch cords for OEMs of high capacity networking systems and telecommunications switches as well as inter-connecting cable terminations for high and intermediate data rate applications.

   Custom Value-Added Products. We manufacture custom integrated optical connector assemblies where our specialized capabilities can be used to provide our customers with value-added products. These capabilities include precision connection of optoelectric devices to active subsystems, air tight fiber optic connections used in laser packaging applications, precision attachment of connectors to fiber optic cable, direct attachment of multi-fiber assemblies to integrated circuits, and assembly, splicing and termination of high density fiber optic connectors.

   Other Accessories. Our standard and multi-fiber adapters are physically configured to translate between cabling systems and devices with incompatible interconnection geometries. Our test loop-backs monitor on-line performance and fault location. Other accessories include our family of high density, ready-to-install fiber management cassettes, manifolds and cabinets.

Technology

   The design, manufacture and testing of high-performance optical subsystems and components for optical communication networks require diverse technical skills and expertise. Key elements of our technological capabilities include:

     Integrated Systems Design. The design, manufacture and testing of our optical subsystems require a combination of sophisticated technical competencies in optical engineering, electronic circuit design, mechanical engineering and electro-mechanical packaging. We believe our technical competencies in these areas enable us to produce optical subsystems with some of the industry's lowest radiated electromagnetic interference levels. Our technical capabilities in miniaturization and advanced circuitry integration also allow us to design products with higher port density and smaller packages.

     Advanced Optical Subassembly Design. We combine advanced semiconductor laser designs and our internally developed device positioning, alignment and bonding technologies with integrated optical packaging techniques to produce advanced optical subassemblies. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs.

     Electronic Circuit Design. Our electronic circuit design expertise includes a full range of analog and digital signaling capabilities. Our proprietary designs and innovations in laser driver, pre-amplifier and post-processing circuits have allowed us to be early entrants in the Gigabit data communication market. We believe our electronic circuit design capabilities will enable us to develop future optoelectronic products capable of even faster data rates.

     Advanced Semiconductor Device Development. As the need for higher bandwidth continues, we expect demand to increase for products operable at 10 Gbps and above. Anticipating this potential demand, we are researching and developing capabilities in formulating compound semiconductor devices such as VCSELs and pin detectors. We believe these capabilities will enable us to develop products with higher data rate capabilities.

     Precision Molding Capability. Our experience in the precision molding of polymer materials allows us to minimize optical signal loss and maximize performance for our customers' products. This capability is at the core of both our approach to the subassembly fabrication within our optical subsystem product lines and our optical component products.

     Manufacturing Systems. Our in-house manufacturing expertise enables us to design, implement and optimize manufacturing processes from the initial development of product prototypes through full-scale production. To maximize production yield and minimize production costs, our manufacturing process includes extensive quality assurance systems and performance testing.

Manufacturing

   Our integrated manufacturing capabilities include product design, engineering, fabrication, assembly and packaging of our products. We also provide quality assurance through proprietary internal testing procedures throughout the entire manufacturing process. These capabilities enable us to reduce development times, increase end-to-end production yields and rapidly respond to customer needs, enabling us to leverage our diverse skill base and multiple core competencies in design and manufacturing.

   We currently manufacture our gigabit optical subsystems and components in our Chicago, Illinois facilities. Our megabit optical subsystems are manufactured at our Palm Bay, Florida facility. These operations involve high-capacity pick-and-place equipment, wave and convection-reflow soldering systems, precision plastic molding equipment, evaporative metal deposition chambers, automated and semi-automated chip-to-wire bonding equipment and laser welding systems as well as extensive test equipment laboratories, clean-room capacity and in-house tool-making capability. We currently fabricate compound semiconductor wafers using metallorganic chemical vapor deposition reaction chambers and related ancillary and test equipment in Bedford, Massachusetts. We anticipate moving this operation in the second quarter of fiscal 2002 to a facility in Hudson, New Hampshire.

   We manufacture expanded-beam, harsh environment fiber optic for tactical military and other extreme conditions in Haverhill, England. This operation involves precision plastic molding equipment, micron tolerance machining, and fiber metalization capability, as well as extensive test equipment laboratories and clean-room capacity. These resources allow us to manufacture specialized fiber optic products. We produce value-added fiber optic cable assemblies for the Chinese and other Asian markets through a majority-owned subsidiary in Shenzhen, China.

   The raw materials required to manufacture our products are generally available from several suppliers, although certain key components, such as semiconductor devices, are available from a limited number of suppliers. We currently have two or more suppliers for all key components. Although we enter into long-term agreements for the purchase of certain key components from time to time, our purchases from limited source suppliers are generally made on a purchase order basis. In certain circumstances, we maintain an inventory of limited source components to limit the potential impact of a component shortage.

Research and Development

   As of April 30, 2001, we had 122 employees engaged in research and development, including 16 engineers with advanced degrees, 8 of whom have Ph.Ds. Our research and development expenses were $14.7 million, $7.0 million and $3.3 million in the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

   We believe continued investment in technology is critical to our future success. We concentrate our research and development activities on enhancing our existing products and developing new products to meet the evolving needs of our customers. Our interaction with customers throughout the product design process enables us to anticipate emerging technological trends in the networking industry and focus our research and development efforts on addressing these needs.

Customers

   We sell our products primarily to optical communication OEMs and resellers. In some cases, we sell our products directly to contract manufacturers who, at the direction of our customers, incorporate them into products being assembled by these contract manufacturers for our customers.

   A small number of customers have historically accounted for a significant portion of our net sales. For the fiscal year ended April 30, 2001, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. For the fiscal year ended April 30, 2000, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco Systems, Nortel Networks and Alcatel Network Systems accounting for 26%, 10% and 8% of our net sales, respectively. For the fiscal year ended April 30, 1999, our three largest customers and their respective contract manufacturers accounted for 43% of our net sales, with Nortel Networks, Cisco Systems and Alcatel Network Systems accounting for 27%, 10% and 6% of our net sales, respectively.

Backlog

   Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2001, our backlog was approximately $34.2 million. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.

Sales, Marketing and Technical Support

   We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers' representatives. Specifically, we have established relationships with resellers and manufacturers' representatives in Australia, Europe, India, Israel and the Pacific Rim.

   Our marketing organization develops strategies and implements programs to support the sale of our products and enhance our reputation in the industry. Our current marketing efforts include the following initiatives:

  . ongoing interaction with customers in the context of product development and technical support;

  . advertising and other promotional activities in industry trade journals and publications targeting design engineers;

  . participation in major trade show events and conferences in the communications network industry to promote our broad lines of optical subsystems and components; and

  . active interaction with our customers in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and passive interconnection technologies, promote standardization in the LAN and SAN markets and increase our visibility as industry experts.

   We believe our ability to deliver value-added customer service and technical support is essential to our business. Our sales force and design engineers work closely with our customers through the design and manufacturing process. We also provide extensive technical support to our customers after the design and qualification process is complete. We intend to strengthen our current customer relationships by continuing to deliver a high level of value-added service and technical support and leveraging our reputation for high quality products and service to establish relationships with new customers.

Competition

   The market for optical subsystems and components for optical communication network applications is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are:

  . data rate, port density, reliability and other performance features;

  . ability to rapidly scale production for high volumes;

  . timeliness of new product introductions;

  . length of product design cycle;

  . compatibility with emerging industry standards;

  . scope and responsiveness of service and technical support;

  . price and performance characteristics; and

  . established reputation with key customers.

   For optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., International Business Machines Corporation, and Optical Communications Products, Inc. For optical components, we compete primarily with Infineon Technologies Corp., Lucent Technologies, Inc., Molex, Inc., and Tyco International, Ltd. and numerous other smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to:

  . respond more quickly to new or emerging technologies or standards and to changes in customer requirements;

  . devote greater resources to the development, promotion and sale of their products; and

  . deliver competitive products at a lower price.

   In addition, some of our existing and potential customers are also current and potential competitors. These companies may attempt to integrate their operations by producing their own optical subsystems or components or by acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

   We cannot assure you that we will be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.

Intellectual Property

   We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of April 30, 2001, we had 66 U.S. patents issued and 40 U.S. patent applications pending. Our issued patents expire between 2005 and 2018. Policing unauthorized use of our products and technology is difficult. We file patent applications and other registrations in foreign countries to establish and protect our proprietary rights where we believe such filings are necessary to protect our technology. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Our inability to adequately protect against unauthorized use of our intellectual property could devalue our property content and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not we are successful. Litigation may be necessary in the future to enforce our intellectual property rights.

Regulatory Matters

   Our properties and business operations are subject to a wide variety of federal, state, local, and foreign environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our manufacturing processes. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. Although we believe that we are in compliance and have complied with all applicable legal requirements, we may be required to incur additional costs to comply with current or future legal requirements.

Employees

   As of April 30, 2001, we employed a total of 871 full-time employees, 633 of whom were primarily engaged in manufacturing, 122 of whom were engaged in research and development, 45 of whom were engaged in sales, marketing and technical support, and 71 of whom were engaged in administration. We also from time to time employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Geographic Areas

   Information concerning Stratos' operations in different geographic regions is set forth in Note 10 to Stratos' financial statements included in Item 14 of this Annual Report on Form 10-K.

Item 2. Properties

   Our corporate headquarters is located in Chicago, Illinois. This facility occupies two buildings owned by us with approximately 88,500 total square feet and contains our administrative offices, sales and marketing offices, research and development facilities and primary optical subsystems manufacturing facility. In addition, we own an approximately 60,000 square foot facility in Chicago, Illinois which contains our primary optical components manufacturing facility. We also own an approximately 16,000 square foot facility in Palm Bay, Florida, which contains administrative offices, sales and marketing, research and development, and manufacturing facilities. We sublease approximately 21,000 square feet for research and development, sales and marketing and manufacturing operations in Bedford, Massachusetts. We anticipate moving this operation in the second quarter of fiscal 2002 to an approximately 90,000 square foot facility we own in Hudson, New Hampshire. We intend to sub-lease the Bedford facility after this move.

   We lease approximately 15,000 square feet for design and manufacturing in Haverhill, Suffolk, United Kingdom. This lease expires in 2010. We also lease an approximately 30,000 square foot manufacturing facility in Shenzhen, China. This lease expires in September, 2009.

   We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

   Methode and Stratos are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Finisar Corporation ("Finisar"), Infineon Technologies Corp., and Optical Communications Products, Inc. in the U.S. District Court for the Northern District of California and in the District Court for the District of Delaware. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon seven of our patents. Stratos also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuits. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of certain patents, that Methode and Stratos improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode and Stratos engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, antitrust violations, conversion, trespass to chattels, breach of implied obligation of good faith and fair dealing, constructive fraud, actual fraud, misappropriation of trade secrets, breach of oral contract, conspiracy in restraint of trade, attempted monopolization, conspiracy to monopolize, violation of the Cartwright Act, unfair practices, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to certain patents.

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

Item 4. Submission of Matters to a Vote of Security Holders

   A special meeting of our stockholders was held on March 23, 2001. At the special meeting, our stockholders voted on a proposal to amend the Stratos Lightwave 2000 Stock Plan. The voting results were as follows:

         For                            Against                                            Abstain
         ---                           ---------                                           -------
      55,436,116                       4,140,149                                           23,825

                      Stratos Lightwave Executive Officers

   The following table sets forth information concerning our executive officers:

             Name              Age                   Positions
             ----              ---                   ---------
 James W. McGinley...........   46 President, Chief Executive Officer and
                                   Director since April 2000. Mr. McGinley was
                                   President of Methode Electronics, Inc. from
                                   August 1998 through June 2000. Mr. McGinley
                                   served as President of Methode Electronics'
                                   Optical Interconnect Products Division from
                                   January 1995 through July 1998. Mr. McGinley
                                   has been a director of Methode since 1993.

 Philip W. Schofield.........   43 Vice President and Chief Operating Officer
                                   since April 2000. Mr. Schofield previously
                                   served as Vice President of Methode
                                   Electronics' Fiber Optic Products Group
                                   since April 1994.

 David A. Slack..............   48 Vice President, Finance and Chief Financial
                                   Officer since April 2000. Mr. Slack served
                                   as the Chief Financial Officer of the
                                   Optoelectronics Group of Methode Electronics
                                   from March 27, 2000 through April 2000. From
                                   1993 through March 27, 2000, Mr. Slack
                                   served as Director of Finance, Chief
                                   Financial Officer and Director of
                                   Information Technology of Bretford
                                   Manufacturing, Inc., a manufacturer of
                                   furniture, carts, mounts, screens and other
                                   equipment.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Since our initial public offering on June 26, 2000, our common stock has traded on the Nasdaq National Market under the symbol "STLW." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

   Fiscal Year Ended April 30, 2001                              High     Low
   --------------------------------                             ------- -------
   First Quarter (June 27, 2000 through July 31, 2000)......... $56.125 $26.000
   Second Quarter.............................................. $50.500 $21.313
   Third Quarter............................................... $27.625 $ 9.063
   Fourth Quarter.............................................. $14.125 $ 5.375

   The closing price of our common stock on July 16, 2001 was $9.21. The approximate number of stockholders of record on July 16, 2001 was 1,105, excluding shares held in street name.

   We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6. Selected Financial Data

   You should read the following selected combined financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined financial statements and the related notes included elsewhere in this report.

   The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of April 30, 2001 and 2000 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 1998 and 1997 and the consolidated balance sheet data as of April 30, 1999, 1998 and 1997 are derived from consolidated audited financial statements not included in this report.

                                           Fiscal Year Ended April 30,
                                     -----------------------------------------
                                       2001    2000    1999    1998     1997
                                     -------- ------- ------- -------  -------
                                     (in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
  Net sales........................  $126,902 $71,785 $46,458 $24,158  $20,966
  License fees and royalties.......     4,873   1,459      50     188      --
                                     -------- ------- ------- -------  -------
                                      131,775  73,244  46,508  24,346   20,966
Cost and expenses:
  Cost of sales....................    89,617  48,064  29,543  17,656   14,121
  Research and development.........    14,729   7,045   3,301   2,353    2,294
  Sales and marketing..............     9,146   6,724   4,514   2,945    2,524
  General and administrative.......    13,367   5,361   3,518   2,820    2,909
                                     -------- ------- ------- -------  -------
    Total costs and expenses.......   126,859  67,194  40,876  25,774   21,848
                                     -------- ------- ------- -------  -------
Income (loss) from operations......     4,916   6,050   5,632  (1,428)    (882)
Investment income, net.............     7,770     --      --      --       --
                                     -------- ------- ------- -------  -------
Income (loss) before income taxes..    12,686   6,050   5,632  (1,428)    (882)
Income taxes (benefit).............     3,510   2,260   2,130    (570)    (375)
                                     -------- ------- ------- -------  -------
Net income (loss)..................  $  9,176 $ 3,790 $ 3,502 $  (858) $  (507)
                                     ======== ======= ======= =======  =======
Net income (loss) per share, basic
 and diluted.......................  $   0.15 $  0.07 $  0.06 $ (0.02) $ (0.01)
                                     ======== ======= ======= =======  =======
Weighted average number of common
 shares outstanding
  Basic............................    62,460  54,030  54,030  54,030   54,030
                                     ======== ======= ======= =======  =======
  Diluted..........................    62,805  54,030  54,030  54,030   54,030
                                     ======== ======= ======= =======  =======

                                                 As of April 30,
                                     -----------------------------------------
                                       2001    2000    1999    1998     1997
                                     -------- ------- ------- -------  -------
Balance Sheet Data:
Cash and cash equivalents..........  $125,438 $   537 $   550 $   --   $   --
Working capital....................   178,514  17,748  11,994   5,749    4,444
Total assets.......................   280,448  61,137  31,523  17,110   14,619
Long-term obligations, less current
 portion...........................       --      --      --      --       --
Shareholders' equity...............   254,899  52,962  26,169  14,596   12,939

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks (MANs), wide area networks
(WANs) and in the telecommunication markets. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (Sonet). We also design, manufacture and sell a full line of optical components and cable assemblies for use in these networks.

   On February 23, 2000, Methode Electronics, Inc. ("Methode") announced plans to create a separate company comprised of its optical products businesses. Accordingly, we were incorporated in Delaware in April 2000 as a wholly owned subsidiary of Methode. In June 2000 we launched our initial public offering of 10,062,500 shares of common stock at $21.00 per share. After the completion of our public offering, Methode owned approximately 84.3% of our outstanding common stock. On March 23, 2001, Methode announced that its board of directors had declared a stock dividend of all of Methode's shares in us. The dividend was distributed on April 28, 2001 to Methode stockholders of record as of April 5, 2001. The distribution was made on the basis of 1.5113 shares of Stratos stock for each share of Methode Class A and Class B common stock held.

   Our net sales are derived principally from the sale of optical subsystems and components to optical communication original equipment manufacturers
(OEMs). Our net sales have fluctuated from period-to-period based on the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product-by-product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

   The average unit prices of our products generally decrease as the products mature, in response to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices will continue to decline in future periods, although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices.

   License fees and royalties represent payments received from licensees of our patented technology, which also is used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments are beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

   Our cost of sales consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We periodically have experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. Substantially all of our products are designed and manufactured in our own facilities. Accordingly, a portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs or introduce new products to offset anticipated decreases in the average selling prices of our products.

   Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and overhead costs related to major product development projects. Prior to May 28, 2000, research and development expenses have included allocations from Methode of expenses for salaries and related expenses for research and development personnel. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success. We intend to increase investment in research and development programs in future periods for the purpose of enhancing or reducing the cost of current optical subsystems and components, and developing new optical subsystems and components.

   We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers' representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and product marketing and promotion costs. Historically, expenses have included allocations from Methode of expenses for the salaries and expenses for sales and marketing personnel. We expect to continue to make significant expenditures for sales and marketing services.

   General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as accounting and other professional fees. General and administrative expenses also consist of the amortization of goodwill resulting from the excess of the purchase price over net assets of the acquired companies, which is amortized on a straight-line basis over years. Historically, expenses have included allocations from Methode for the salaries and related expenses for administrative, finance and human resources personnel; professional fees; information technology and other corporate expenses. In support of our continued growth and our operations as an independent public company, we expect to continue to make significant expenditures for general administrative services.

Basis of Presentation

   Our historical consolidated financial statements for periods ending on or prior to May 28, 2000, have been carved out from consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the and liabilities of our business. The historical consolidated financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us. The consolidated financial statements after May 28, 2000, reflect operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

   Our historical financial information for periods ending on or prior to May 28, 2000, is not indicative of our financial position, of operation or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or flows would have been were we a separate, stand-alone entity for the periods presented. Our consolidated financial information periods ending on or prior to May 28, 2000, does not reflect additional expenses that we may incur as a result of being a stand-public company.

Results of Operations

   The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:

   Fiscal Year Ended April 30,                                2001   2000   1999
   ---------------------------                                -----  -----  -----
   Revenue:
     Net sales............................................... 100.0% 100.0% 100.0%
     License fees and royalties..............................   3.8    2.0    0.1
                                                              -----  -----  -----
       Total................................................. 103.8  102.0  100.1
   Costs and expenses:
     Cost of sales...........................................  70.6   67.0   63.6
     Research and development................................  11.6    9.8    7.1
     Sales and marketing.....................................   7.2    9.4    9.7
     General and administrative..............................  10.5    7.4    7.6
                                                              -----  -----  -----
       Total costs and expenses..............................  99.9   93.6   88.0
   Income from operations....................................   3.9    8.4   12.1
   Investment income, net....................................   6.1    --     --
                                                              -----  -----  -----
   Income before income taxes................................  10.0    8.4   12.1
   Provision for income taxes................................   2.8    3.1    4.6
                                                              -----  -----  -----
   Net income................................................   7.2%   5.3%   7.5%
                                                              =====  =====  =====

Fiscal Years Ended April 30, 2001 and 2000

   Net Sales. Net sales increased to $126.9 million in the fiscal year ended April 30, 2001, from $71.8 million in the fiscal year ended April 30, 2000. This $55.1 million increase is the result of a $32.3 million increase in net sales of optical subsystems and a $22.8 million increase in net sales of optical components. The increase in sales of our optical subsystems was due primarily to an increase in sales of our embedded and removable transceivers in a variety of wavelengths and form factors. The increase in sales of our optical components was primarily due to an increase in sales of our optical backplane connectors and cable assemblies.

   License Fees and Royalties. License fees and royalties increased to $4.9 million in the fiscal year ended April 30, 2001, from $1.5 million in the fiscal year ended April 30, 2000. The increase of $3.4 million principally related to our receipt of up-front royalty payments from the settlement of several patent infringement cases. License fees and royalties consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

   Cost of Sales and Gross Margins. Cost of sales increased to $89.6 million in the fiscal year ended April 30, 2001, from $48.1 million in the fiscal year ended April 30, 2000. The increase was due primarily to increases in the production of both our optical subsystems and optical components. Gross profit as a percentage of net sales, or gross margin, decreased to 29.4% in the fiscal year ended April 30, 2001, from 33.0% in the fiscal year ended April 30, 2000. Approximately 2.5% of the 3.6% decrease in gross margin was the result of recording a reserve for excess and obsolete inventory in the fourth quarter of fiscal year 2001 due to decreased demand for certain products. The balance of the decrease was due to declines in average unit prices for our products due primarily to pricing pressure and product mix.

   Research and Development. Research and development expenses increased to $14.7 million in the fiscal year ended April 30, 2001, from $7.0 million in the fiscal year ended April 30, 2000. This increase was due primarily to $2.9 million in material and overhead costs related to major product development projects, $3.5 million of additional personnel costs dedicated to research and development, $326,000 for legal costs related to intellectual property, and $1.0 million for new and expanded research and development facilities in Chicago, Illinois, and Bedford, Massachusetts.

   Sales and Marketing. Sales and marketing expenses increased to $9.1 million in the fiscal year ended April 30, 2001, from $6.7 million in the fiscal year ended April 30, 2000. This increase was due to an increase of $1.6 million in sales and marketing salaries, fringe benefits, bonuses and commissions, and $800,000 in field sales operating costs supporting our sales volume.

   General and Administrative. General and administrative expenses increased to $13.4 million in the fiscal year ended April 30, 2001, from $5.4 million in the fiscal year ended April 30, 2000. This $8.0 million increase was due primarily to $5.2 million of additional costs for expanded facilities and staff, $1.3 million of additional corporate management costs and $1.5 million in legal fees for the settlement of certain patent infringement cases.

   Investment Income, Net. Investment income, net of investment expense, increased to $7.8 million in the fiscal year ended April 30, 2001. Investment income consists of earnings on the short-term investment of excess cash balances. We did not have any investment income in the fiscal year ended April 30, 2000.

   Income Taxes. The effective tax rate was 27.7% for the fiscal year ended April 30, 2001, compared with 37.4% for the fiscal year ended April 30, 2000. The overall decrease in the effective tax rate in fiscal 2001 was principally the result of investment income not taxable for federal income tax purposes. No separate tax returns have been filed for our business because our operating results have been fully consolidated for tax purposes with the results of Methode.

Fiscal Years Ended April 30, 2000 and 1999

   Net Sales. Net sales increased to $71.8 million in the fiscal year ended April 30, 2000, from $46.5 million in the fiscal year ended April 30, 1999. Of this $25.3 million increase, $19.2 million is from an increase in net sales of optical subsystems and $6.1 million is from an increase in net sales of optical components. The increase in net sales of our optical subsystems was due primarily to an increase in sales of our line of internal removable transceivers.

   License Fees and Royalties. License fees and royalties increased to $1.5 million in the fiscal year ended April 30, 2000, from $50,000 in the fiscal year ended April 30, 1999. License fees and royalties consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

   Cost of Sales. Cost of sales increased to $48.1 million in the fiscal year ended April 30, 2000, from $29.5 million in the fiscal year ended April 30, 1999. This increase was due primarily to an increase in the production of our internal removable transceivers. Gross profit as a percentage of net sales, or gross margin, decreased to 33.0% in the fiscal year ended April 30, 2000, from 36.4% in the fiscal year ended April 30, 1999. Approximately 1.7% of the 3.4% decrease in gross margin was the result of additional start-up and unusual expenses incurred during the fiscal year ended April 30, 2000 related to the acquisition of our Stratos Lightwave - Florida, Inc. and Bandwidth Semiconductor subsidiaries, and approximately 1.2% resulting from obsolete inventory. The balance of the decrease was due to declines in average unit prices for our products.

   Research and Development. Research and development expenses increased to $7.0 million in the fiscal year ended April 30, 2000, from $3.3 million in the fiscal year ended April 30, 1999. This increase of $3.7 million was due primarily to $1.8 million in material and overhead costs related to major product development projects, $1.7 million of additional personnel costs dedicated to research and development, and $200,000 for new and expanded research and development facilities in Chicago, Illinois, and Bedford, Massachusetts.

   Sales and Marketing. Sales and marketing expenses increased to $6.7 million in the fiscal year ended April 30, 2000, from $4.5 million in the fiscal year ended April 30, 1999. This $2.2 million increase was due to an increase of $1.3 million in sales and marketing salaries, fringe benefits, bonuses and commissions, $700,000 in field sales operating costs supporting our sales volume, and $200,000 in advertising and promotional costs.

   General and Administrative. General and administrative expenses increased to $5.4 million in the fiscal year ended April 30, 2000, from $3.5 million in the fiscal year ended April 30, 1999. This $1.9 million increase was primarily due to $1.2 million of additional costs for expanded plant facilities and staff, $500,000 of additional corporate management and legal costs, as well as $200,000 for the amortization of goodwill resulting from our three acquisitions.

   Income Taxes. The provision for income taxes increased to $2.3 million in the fiscal year ended April 30, 2000, based on an effective tax rate of 37.4%, from $2.1 million in the fiscal year ended April 30, 1999, based on an effective tax rate of 37.8%. No separate tax returns have been filed for our business because our operating results have been fully consolidated for tax purposes with the results of Methode.

Liquidity and Capital Resources

   Net cash provided by operating activities was $2.7 million for the fiscal year ended April 30, 2001, $1.9 million for the fiscal year ended April 30, 2000, and $48,000 in the fiscal year ended April 30, 1999. Cash provided by operating activities in the fiscal years ended April 30, 2001, 2000 and 1999 resulted primarily from growth in net income and increases in accounts payable and accrued expenses, which were offset in part by increases in accounts receivable and inventories.

   Net cash used in investing activities was $71.7 million for the fiscal year ended April 30, 2001, $24.8 million in the fiscal year ended April 30, 2000, and $7.0 million in the fiscal year ended April 30, 1999. Net cash used in investing activities during these periods related primarily to acquisitions, purchases of equipment and facilities, and the purchase of short-term investments in the fiscal year ended April 30, 2001. We expended $1.7 million for the acquisition of Stratos Limited in December 1998, $795,000 and $2.95 million for the acquisition of Polycore Technologies, Inc. in April 1999 and July 2000, respectively, $13.0 million for the acquisition of the Optoelectonics division of Spire Corporation in December 1999, $770,500 for the acquisition of substantially all the assets of B&H Mold, Inc. in November 2001, and $204,000 to increase our investment in MP Optical Communications LLC in March 2001.

   Net cash provided by financing activities for the fiscal year ended April 30, 2001, consisted primarily of net proceeds of $195.5 million, after related expenses, from our initial public offering, offset by $1.2 million in net advances repaid to Methode subsidiaries and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 10,062,500 shares of common stock, at $21 per share in our initial public offering. Net cash provided by financing activities of $22.8 million for the fiscal year ended April 30, 2000, and $7.5 million for the fiscal year ended April 30, 1999, consisted primarily of cash contributions from Methode.

   Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe that our current cash balances, together with the cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for the next 12 months.

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

   Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Although our annual net sales have generally improved over the last several years, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

  . the timing of customer orders, particularly from our largest customers;

  . our ability to manufacture and ship our products on a timely basis;

  . changes in our product mix;

  . competitive pressures resulting in lower prices;

  . the introduction of new products or technologies by us or our competitors; and

  . the timing of our receipt of license fees and royalty payments relating to our intellectual property.

   In one or more future quarters, our net sales or operating results will likely be below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely decline.

Our success depends on the growth of communication networks and their use of optical communication technologies. If these events do not occur, our net sales may decline and our business would likely be significantly harmed.

   Our optical subsystems and components are used primarily in enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which optical communication technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the growth of these markets and their use of optical communication technologies. If these markets do not continue to grow, or if the use of optical communication technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

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

   Our success will depend on our continued ability to develop and manage relationships with significant customers. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco System accounting for 11%, 11% and 10% of our net sales, respectively. For the 2000 fiscal year, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco Systems, Nortel Networks and Alcatel Network Systems accounting for 26%, 10% and 8% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

   The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. As a result, our relationships with these customers are critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. Our customers have in the past sought price concessions from us and will continue to do so in the future. Also, some of our customers have canceled, reduced or delayed purchases of our products. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of or a significant reduction in orders from one or more of our largest customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could cause our net sales to significantly decline.

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

   We purchase several key components that are incorporated into our products from a limited number of suppliers. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future. These shortages and delays have typically occurred when demand within the industry has increased rapidly and exceeds the capacity of suppliers of key components in the short term. Delays and shortages also often occur in the early stages of a product's life cycle. The length of shortages and delays in the past has varied from several days to a month. We are unable to predict the length of any future shortages or delays.

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

   We have significantly expanded our operations over the last several years. This growth has placed a strain on our management systems and operational resources. As demand for our products grows, we will need to expand our design and manufacturing capabilities, as well as our sales, marketing and technical support. We will also need to improve our financial and managerial controls, reporting systems and procedures. The technical complexities of our products and the rapidly evolving markets we serve will require a high level of management effectiveness in managing the expansion of our operations. Our key management personnel have limited experience in managing this type of growth. If we are unable to manage our growth effectively, we will incur additional expenses which will cause our operating results to suffer.

Our success depends on our ability to hire and retain qualified technical personnel, and if we are unable to do so, our product development efforts and customer relations will suffer.

   Our products require sophisticated manufacturing, research and development, marketing and sales, and technical support. Our success depends on our ability to attract, train and retain qualified technical personnel in each of these areas. Competition for personnel in all of these areas is intense and we may not be able to hire or retain sufficient personnel to achieve our goals or support the anticipated growth in our business. The market for the highly-trained personnel we require is very competitive, due to the limited number of people available with the necessary technical skills and understanding of our products and technology. If we fail to hire and retain qualified personnel, our product development efforts and customer relations will suffer.

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

   A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States, excluding sales to Methode and its affiliates, were approximately 19.8% of our net sales in fiscal 2001 and approximately 15.2% of our net sales in fiscal 2000. Our international operations are subject to a number of risks and uncertainties, including:

  . difficulties in managing operations in different locations;

  . changes in foreign currency rates;

  . longer accounts receivable collection cycles;

  . difficulties associated with enforcing agreements through foreign legal systems;

  . seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

  . trade protection measures and import and export licensing requirements;

  . changes in a specific country's or region's political or economic conditions;

  . potentially adverse tax consequences; and

  . the potential difficulty in enforcing intellectual property rights in some foreign countries.

   These factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

Future acquisitions we undertake could harm our business by diverting our resources and increasing our costs.

   We expect to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Any future acquisitions may result in the use of significant amounts of cash, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Our experience in acquiring other businesses and technologies is limited. Acquisitions involve numerous risks, including:

  . difficulties in integrating operations, products, technologies and personnel;

  . unanticipated costs or write-offs associated with the acquisition;

  . diversion of management's attention from other business concerns;

  . diversion of capital and other resources from our existing businesses;
    and

  . potential loss of key employees of purchased organizations.

Our recent acquisitions have not generated significant sales, and if these businesses do not become profitable our operating results could be seriously harmed.

   In December 1999, Methode acquired the optoelectronics business of Spire Corporation, which we operate as our Bandwidth Semiconductor subsidiary. In May 2001, we acquired substantially all of the assets of Advanced Interconnection Technology, Inc. The integration of these businesses into our company is not complete. Since their acquisition by us, these businesses have focused on the introduction of new products and the expansion of their manufacturing capabilities and have not generated significant revenues. In addition, these businesses have required significant amounts of capital to support their development activities, and we expect to continue to invest substantial amounts of capital in these businesses. If these businesses do not become profitable, our operating results could be seriously harmed.

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

   Methode and Stratos are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Finisar Corporation, Infineon Technologies Corp., and Optical Communications Products, Inc. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon certain Stratos patents. The defendants in these lawsuits have filed various affirmative defenses. In addition, Finisar has filed various counterclaims. These counterclaims include claims that Finisar is the rightful owner or co-owner of the patents, that Stratos has engaged in certain antitrust violations and theft of trade secrets, and that Stratos has breached contracts and the covenants of good faith and fair dealing. Finisar seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the Stratos patents.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies used in our business. In addition, our rights to use our name or other trademarks are subject to challenge by others. Any claims, with or without merit, could be time-consuming, result in costly litigation, and divert the efforts of our technical and management personnel. If we are unsuccessful in defending ourselves against these types of claims, we could be subject to significant monetary damages and may be required to do one or more of the following:

  . stop using the challenged trademarks or selling our products that use or incorporate the relevant technology;

  . attempt to obtain a license to sell or use the challenged intellectual property, which license may not be available on reasonable terms or at all; or

  . redesign those products that use the relevant technology.

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

One of our directors may have conflicts of interest because he is also a director of Methode.

   One member of our board of directors is also a director of Methode. This director will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. In addition, this director's family owns significant amounts of Methode's stock. This ownership could create, or appear to create, potential conflicts of interest when this director is faced with decisions that could have different implications for Methode and us.

We may have potential business conflicts of interest with Methode with respect to our past and ongoing relationships, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated party.

   We currently have various interim and ongoing agreements with Methode. As a result, conflicts of interest may arise between Methode and us in a number of areas relating to our past and ongoing relationships, including:

  . the nature, quality and pricing of the interim services Methode has agreed to provide to us;

  . litigation, labor, tax, employee benefits and other matters arising from our separation from Methode; and

  . major business combinations involving us.

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

   We have agreed to contractual limitations under our separation agreements with Methode which place restrictions on our ability to conduct our business. Under our tax sharing and indemnification agreement with Methode, we have agreed to limit our ability to complete acquisitions and divestitures and issue capital stock. The purpose of these provisions is to preserve Methode's tax-free treatment of the spin-off. These restrictions in the tax sharing and indemnification agreement generally expire two years after the completion of the spin-off.

   Under our master separation agreement with Methode, we and our affiliates have agreed not to engage in:

  . the manufacture or sale, other than to our current customers as of the contribution date, of standard cable assemblies and specified cable management cabinets and value-added cable assemblies for local area networks, data centre, telecom and other project installation driven applications in Europe;

  . the manufacture or sale of electronic interconnect devices anywhere in the world; and/or

  . the sale of standard cable assembly or cable management cabinets in combination with system integration or system installation services to end-user clients in the United States and Europe.

   Any of these restrictions could materially limit the way in which we conduct our business and our ability to pursue our business objectives.

If the spin-off is not tax-free, we could be liable to Methode for the resulting taxes, which would significantly harm our business.

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

   Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:

  . economic and stock market conditions generally and specifically as they may impact participants in the communication industry;

  . earnings and other announcements by, and changes in market evaluations of, participants in the optical communication industry;

  . changes in financial estimates and recommendations by securities analysts following our stock;

  . announcements or implementation by us or our competitors of technical innovations or new products; and

  . strategic moves by us or our competitors, such as acquisitions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Although certain of our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the pound sterling and Chinese renminbi.

Item 8. Financial Statements and Supplementary Data

   See the Index to Financial Statements on Page F-1. Such financial statements are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Set forth below is a list of the names, ages and principal occupation of our directors.

   James W. McGinley, 46, has been our President, Chief Executive Officer and a director since our inception. Mr. McGinley was President of Methode Electronics from August 1998 through June 2000, and has been a director of Methode Electronics since 1993. Mr. McGinley previously served as President of Methode Electronics' Optical Interconnect Products Division from January 1995 through July 1998.

   Michael P. Galvin, 48, has been President of Galvin Enterprises, Inc. since 1992. Galvin Enterprises manages a venture capital portfolio of investments in biotechnology, real estate development and business services. From 1989 to 1992, Mr. Galvin served as Assistant Secretary of Commerce for Export Administration under the Bush Administration, managing the U.S. government's dual-use (non-munitions) strategic trade and technology transfer programs. From 1978 to 1989, Mr. Galvin was an attorney at the law firm of Winston & Strawn where he was elected a corporate finance transactions partner. Mr. Galvin has been a director of Stratos Lightwave since June 2000. Mr. Galvin is a member of our Board's Compensation Committee.

   Brian J. Jackman, 60, has served as President of Global Systems and Technologies of Tellabs, Inc. since 1998. Mr. Jackman has served as a director of Tellabs, Inc. since 1993 and as Executive Vice President of Tellabs, Inc. since 1990. From 1993 to 1998, Mr. Jackman served as President of Tellabs Operations, Inc. Prior to joining Tellabs, Inc., Mr. Jackman held several management positions with International Business Machines. Mr. Jackman has been a director of Stratos Lightwave since June 2000. Mr. Jackman is a member of our Board's Compensation Committee and Audit Committee.

   C. Daniel Nelsen, 39, has served as Director of Global Supply Chain Strategy for Motorola Inc.'s Global Telecom Solutions Sector (GTSS) since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. Prior to that, from 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting. Mr. Nelsen has been a director of Stratos Lightwave since June 2000. Mr. Nelsen is a member of our Board's Audit Committee.

   Edward J. O'Connell, 48, has served as Chief Financial Officer of Gardner, Carton & Douglas, a provider or professional legal services, since 2000. From 1999 to 2000, Mr. O'Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O'Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of Delphi Information Systems, Inc. (now known as "ebix.com"), a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O'Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. From 1991 to 1995, Mr. O'Connell served as Senior Vice President and Chief Financial Officer of Genderm Corporation, a manufacturer of pharmaceuticals. Mr. O'Connell has been a director of Stratos Lightwave since June 2000.
Mr. O'Connell is a member of our Board's Compensation Committee and Audit Committee.

   Additional information regarding our directors is included under the captions "Directors and Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement ("Proxy Statement") for the Annual Meeting of Stockholders to be held August 28, 2001, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this report under "Stratos Lightwave Executive Officers".

Item 11. Executive Compensation

   Information regarding executive compensation is included under the captions "Executive Compensation" and "Comparison of Stockholder Return" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding the security ownership of certain beneficial owners and management is included under the caption "Stock Ownership" in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is included under the caption "Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1. See Index to Financial Statements on Page F-1.
       2. See Financial Statement Schedule on Page F-18.
       3. See Index to Exhibits immediately following the signature page.

     (b) A Report on Form 8-K dated March 22, 2001 was filed reporting the adoption of a stockholder rights plan. A Report on Form 8-K dated March 23, 2001 was filed reporting the spin-off of Stratos Lightwave from Methode Electronics.

     (c)  See Index to Exhibits immediately following the signature page.

     (d) See Index to Financial Statements and Financial Statement Schedule on Page F-1.

Item 14(a). Index to Financial Statements and Financial Statement Schedule

1.  Financial Statements:
                                                                         Page
                                                                         -----
  Report of Independent Auditors........................................  F-2
  Consolidated Balance Sheets--April 30, 2001 and 2000..................  F-3
  Consolidated Statements of Income--Years Ended April 30, 2001, 2000
   and 1999.............................................................  F-4
  Consolidated Statements of Shareholders' Equity--Years Ended April 30,
   2001, 2000 and 1999..................................................  F-5
  Consolidated Statements of Cash Flows--Years Ended April 30, 2001,
   2000 and 1999........................................................  F-6
  Notes to Consolidated Financial Statements............................  F-7

2.  Financial Statement Schedule:

  Schedule II--Valuation and qualifying accounts and reserves--Years
   Ended April 30, 2001, 2000 and 1999..................................  F-18

  All other schedules of which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Stratos Lightwave, Inc.

   We have audited the accompanying consolidated balance sheets of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Chicago Illinois
June 6, 2001

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               April 30
                                                       -------------------------
                                                           2001         2000
                                                       ------------  -----------
                       ASSETS
                       ------
Current assets:
 Cash and cash equivalents...........................  $125,437,773  $   536,741
 Short-term investments..............................    20,400,000          --
 Accounts receivable, less allowance (2001--$401,246;
  2000--$261,067)....................................    24,646,287   12,127,293
 Inventories:
   Finished products.................................     1,550,685      764,367
   Work in process...................................     2,281,017      991,358
   Materials.........................................    23,430,224    9,416,523
                                                       ------------  -----------
                                                         27,261,926   11,172,248
 Deferred income taxes...............................     2,623,800    1,166,000
 Prepaid expenses....................................     1,012,501      201,390
                                                       ------------  -----------
     Total current assets............................   201,382,287   25,203,672
Other assets:
 Goodwill, less accumulated amortization (2001--
  $779,164; 2000--$188,807)..........................    13,471,768   10,562,430
 Deferred income taxes...............................           --       127,000
 Other...............................................       534,067      309,199
                                                       ------------  -----------
                                                         14,005,835   10,998,629
Property, plant and equipment:
 Land................................................     1,471,205      651,105
 Buildings and building improvements.................    23,535,554    9,786,077
 Furniture and fixtures..............................     3,070,398    1,837,233
 Machinery and equipment.............................    57,103,486   26,101,745
                                                       ------------  -----------
                                                         85,180,643   38,376,160
 Less allowances for depreciation....................    20,120,522   13,441,597
                                                       ------------  -----------
                                                         65,060,121   24,934,563
                                                       ------------  -----------
     Total assets....................................  $280,448,243  $61,136,864
                                                       ============  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
 Accounts payable....................................  $ 12,992,780  $ 4,388,904
 Other accrued expenses..............................     7,994,896    3,066,823
 Income taxes........................................     1,881,081          --
                                                       ------------  -----------
     Total current liabilities.......................    22,868,757    7,455,727
Deferred income taxes................................     2,204,600      718,800
Minority interest....................................       476,325          --
Shareholders' equity:
 Preferred stock, $.01 par value. Authorized
  5,000,000 shares; none issued or outstanding.......           --           --
 Common stock, $.01 par value. Authorized 200,000,000
  shares; issued and outstanding 64,092,300 and
  54,029,800 shares at April 30, 2001 and 2000,
  respectively.......................................       640,923      540,298
 Additional paid-in capital..........................   245,537,530   52,422,039
 Retained earnings...................................     9,074,701          --
 Foreign currency translation adjustments............      (354,593)         --
                                                       ------------  -----------
     Total shareholders' equity......................   254,898,561   52,962,337
                                                       ------------  -----------
      Total liabilities and shareholders' equity.....  $280,448,243  $61,136,864
                                                       ============  ===========

                See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               Fiscal Year Ended April 30,
                                           ------------------------------------
                                               2001        2000        1999
                                           ------------ ----------- -----------
Revenue:
  Net sales..............................  $126,901,863 $71,784,734 $46,457,899
  License fees and royalties.............     4,872,857   1,458,673      50,000
                                           ------------ ----------- -----------
    Total................................   131,774,720  73,243,407  46,507,899
Costs and expenses:
  Costs of sales.........................    89,616,698  48,063,896  29,543,042
  Research and development...............    14,729,277   7,044,523   3,300,495
  Sales and marketing....................     9,146,438   6,724,101   4,513,911
  General and administrative.............    13,366,997   5,361,323   3,517,967
                                           ------------ ----------- -----------
    Total costs and expenses.............   126,859,410  67,193,843  40,875,415
                                           ------------ ----------- -----------
Income from operations...................     4,915,310   6,049,564   5,632,484
Investment income, net...................     7,770,341         --          --
                                           ------------ ----------- -----------
Income before income taxes...............    12,685,651   6,049,564   5,632,484
Provision for income taxes...............     3,510,000   2,260,000   2,130,000
                                           ------------ ----------- -----------
Net income...............................  $  9,175,651 $ 3,789,564 $ 3,502,484
                                           ============ =========== ===========
Net income per share, basic and diluted..  $       0.15 $      0.07 $      0.06
                                           ============ =========== ===========
Weighted average number of common shares
 outstanding:
  Basic..................................    62,460,096  54,029,800  54,029,800
                                           ============ =========== ===========
  Diluted................................    62,805,289  54,029,800  54,029,800
                                           ============ =========== ===========


                See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Years Ended April 30, 2001, 2000 and 1999
                         --------------------------------------------------------------------------
                                                             Foreign
                                   Additional               Currency       Total
                          Common    Paid-in      Retained  Translation Shareholders'  Comprehensive
                          Stock     Capital      Earnings  Adjustments    Equity         Income
                         -------- ------------  ---------- ----------- -------------  -------------
Balance at April 30,
 1998................... $540,298 $ 14,056,025  $      --   $     --   $ 14,596,323
Net income..............             3,502,484                            3,502,484    $3,502,484
Net transactions with
 Methode Electronics,
 Inc....................             8,069,822                            8,069,822
                         -------- ------------  ----------  ---------  ------------
Balance at April 30,
 1999...................  540,298   25,628,331         --         --     26,168,629
Net income..............             3,789,564                            3,789,564     3,789,564
Net transactions with
 Methode Electronics,
 Inc....................            23,004,144                           23,004,144
                         -------- ------------  ----------  ---------  ------------
Balance at April 30,
 2000...................  540,298   52,422,039         --         --     52,962,337
Net proceeds of initial
 public offering........  100,625  195,353,864                          195,454,489
Net income..............               100,950   9,074,701                9,175,651     9,175,651
Other comprehensive
 loss:
Foreign currency
 translation
 adjustments............                                     (354,593)     (354,593)     (354,593)
                                                                                       ----------
Total comprehensive
 income.................                                                               $8,821,058
                                                                                       ==========
Net transactions with
 Methode Electronics,
 Inc....................            (2,339,323)                          (2,339,323)
                         -------- ------------  ----------  ---------  ------------
Balance at April 30,
 2001................... $640,923 $245,537,530  $9,074,701  $(354,593) $254,898,561
                         ======== ============  ==========  =========  ============


                See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Fiscal Year Ended April 30,
                                        ---------------------------------------
                                            2001          2000         1999
                                        ------------  ------------  -----------
Operating activities:
Net income............................  $  9,175,651  $  3,789,564  $ 3,502,484
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for depreciation........     7,032,187     3,025,468    1,740,452
    Provision for amortization........       556,185       188,807       15,150
    Provision for losses on accounts
     receivable.......................       140,179        77,067      200,000
    Provision for deferred income
     taxes............................      (529,300)       68,000     (170,000)
    Minority interest.................       476,325           --           --
Changes in operating assets and
 liabilities:
    Accounts receivable...............   (12,798,396)   (3,172,813)  (4,712,825)
    Inventories.......................   (16,163,297)   (4,186,088)  (2,300,851)
    Prepaid expenses..................      (811,111)     (102,515)     (63,229)
    Accounts payable and accrued
     expenses.........................    15,582,495     2,243,791    1,836,919
                                        ------------  ------------  -----------
      Net cash provided by operating
       activities.....................     2,660,918     1,931,281       48,100
Investing activities:
  Purchases of property, plant and
   equipment..........................   (47,320,080)  (11,809,724)  (4,456,513)
  Purchases of short-term
   investments........................   (20,400,000)          --           --
  Acquisitions, net of cash acquired..      (770,499)  (12,962,606)  (2,504,778)
  Additional purchase price of prior-
   period acquisition.................    (2,956,510)          --           --
  Increase investment in MP Optical...      (204,000)          --           --
  Other...............................       (51,052)      (49,567)     (61,926)
                                        ------------  ------------  -----------
      Net cash used in investing
       activities.....................   (71,702,141)  (24,821,897)  (7,023,217)
Financing activities:
  Net proceeds from initial public
   offering...........................   195,454,489           --           --
  Payment of notes related to
   acquisitions.......................      (333,157)          --       (50,000)
  Net cash transfers from (to) Methode
   Electronics, Inc...................    (1,179,077)   22,877,143    7,575,176
                                        ------------  ------------  -----------
      Net cash provided by financing
       activities.....................   193,942,255    22,877,143    7,525,176
                                        ------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents.....................   124,901,032       (13,473)     550,059
Cash and cash equivalents at beginning
 of period............................       536,741       550,214          155
                                        ------------  ------------  -----------
Cash and cash equivalents at end of
 period...............................  $125,437,773  $    536,741  $   550,214
                                        ============  ============  ===========

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2001

Note 1. Basis of Presentation

   As of May 28, 2000, Methode Electronics, Inc. ("Methode") contributed and transferred to the Company all of the capital stock and equity interests held by Methode in subsidiaries and other entities that conducted a majority of its optical products business, pursuant to a master separation agreement. The capital stock and equity interests contributed and transferred to the Company were Bandwidth Semiconductor, LLC; Methode Communications Modules, Inc. (now Stratos Lightwave-Florida, Inc.); Stratos Lightwave, LLC; Methode's 60% interest in MP Optical Communications, LLC and Stratos Limited. Prior to its transfer of Stratos Lightwave, LLC to the Company, Methode transferred all of the assets and liabilities of its optoelectronics and fiber optic divisions, the properties associated with its optoelectronics research center and Methode's corporate facilities occupied by these divisions to Stratos Lightwave, LLC.

   In July 2000, the Company completed the sale of 10,062,500 shares of common stock in its initial public offering at a price of $21 per share. The net proceeds from the offering, after deducting the underwriting discount and the offering expenses paid by the Company, were approximately $195.5 million.

   After completion of the Company's initial public offering, Methode owned 54,029,807 shares of the Company's common stock, representing approximately 84.3% of the outstanding shares. After receiving a favorable letter ruling from the Internal Revenue Service in March 2001, and in accordance with its previously announced intentions, on April 28, 2001, Methode distributed all of the shares of the Company's common stock owned by Methode to Methode's stockholders in a distribution intended to be tax free for U.S. federal income tax purposes.

   The Company's consolidated financial statements for the periods ended on or prior to May 28, 2000, have been carved out from the consolidated financial statements of Methode, using the historical results of operations and cash flows and historical basis of the assets and liabilities of the business. The consolidated financial statements for the periods ended on or prior to May 28, 2000, also include allocations to the Company of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. The Company considers the expense allocations to be reasonable reflections of the utilization of the services provided to it or the benefits received by it. The consolidated financial statements after May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

Note 2. Summary of Significant Accounting Policies

   Principles of consolidation: The consolidated financial statements include the accounts and transactions of all subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash equivalents: All highly liquid investments with a maturity of three or fewer months when purchased are carried at their approximate fair value and classified in the balance sheet as cash equivalents.

   Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. In fiscal years 2001, 2000 and 1999, the Company incurred charges of $3,878,000, $1,281,000 and $585,000, respectively, to write-off inventory considered obsolete or excessive to fulfill future sales estimates. The increases in fiscal year 2001 and 2000 were related to the Company's transceiver lines.

   Property, plant and equipment: Properties are stated on the basis of cost. For financial reporting purposes the Company amortizes such costs by annual charges to income, computed on the straight-line method using

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES estimated useful lives of 5 to 35 years for buildings and improvements, 3 to 15 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Accelerated methods are generally used for income tax purposes.

   Research and development costs: Costs associated with the development of new products are charged to expense when incurred.

   Advertising: The Company expenses all advertising costs in the year incurred. Advertising expense was $800,000 in 2001, $1,074,000 in 2000, and $961,000 in 1999.

   Revenue recognition: Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Returns were $1,905,000, $553,000, and $1,240,000, respectively, in fiscal years 2001, 2000 and 1999. A specific reserve for returns was not established at April 30, 2001, 2000 and 1999 because the estimated reserves were not considered to be significant.

   Shipping and handling fees and costs: The Company includes shipping and handling costs in costs of sales.

   License fees and royalties: License fees and royalties represent income under license agreements for patented technology, which also is used by the Company in its optical subsystems. The license agreements generally provide for fixed up-front payments and/or future fixed payments or continuing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond the Company's control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2005 to 2018.

   Income taxes: The Company's operating results historically have been included in Methode's consolidated U.S. and state income tax returns or in tax returns of certain Methode foreign subsidiaries. The provision for income taxes in the Company's consolidated financial statements has been determined as if the Company were taxed as a separate entity. Methode and the Company have entered into a tax sharing agreement that requires tax calculation, accrual and payment by the Company as if the Company was filing a separate tax return. All income tax payments are made by Methode. The Company will reimburse Methode for all tax payments made on its behalf relative to fiscal 2001. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Long lived assets: The Company periodically reviews long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net carrying value of the underlying assets if the sum of the expected future cash flows is less than carrying value.

   Foreign currency translation: The functional currencies of the Company's foreign subsidiaries are local currencies. Accordingly, the results of operations of the Company's foreign operations are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.

   Intangibles: The excess of purchase price over the estimated fair value of net assets of acquired companies is being amortized on a straight-line basis over 25 years.

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the fiscal year ending April 30, 2002. The adoption of this statement did not have a significant impact on the Company's financial results.

Note 3. Acquisitions

 Fiscal 2001 Acquisition

   On November 22, 2000, the Company purchased for approximately $770,000 in cash, including costs of acquisition, substantially all of the net assets of B&H Mold, Inc., a tool manufacturer in Libertyville, Illinois.

 Fiscal 2000 Acquisition

   On December 29, 1999, Methode purchased for approximately $13,000,000 in cash, including costs of acquisition, substantially all the net assets of the Optoelectronics division of Spire Corporation.

 Fiscal 1999 Acquisitions

   On April 15, 1999, Methode purchased substantially all of the net assets of Stratos Lightwave-Florida, Inc. (formerly Polycore Technologies, Inc.) a developer of highly integrated data communication modules for Local Area Network equipment. The purchase price, including direct acquisition costs, was $795,000 in cash. Effective February 23, 2000, the Company entered into an amendment to the purchase agreement, which provided that in the event the Company is part of an initial public offering of shares to be accomplished not later than November 15, 2000, the sum of $2.957 million became payable to the seller within 30 days following the initial public offering in full satisfaction of such additional contingent consideration. This amount was paid in July 2000 and has been accounted for as additional purchase price.

   On December 1, 1998, Methode purchased, for cash of $1,735,800, all of the outstanding shares of Stratos Ltd. (formerly AB Stratos, Ltd.) of Haverhill, England. Stratos Ltd. is a developer and manufacturer of fiber optic connectivity products for harsh environments.

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   The allocation of the purchase price to the net assets acquired was as follows:

                                          Optoelectronics
                                            Division of     Stratos
                                               Spire      Lightwave--  Stratos
      Amount Allocated To        B&H Mold   Corporation       FLA      Limited
      -------------------        -------- --------------- ----------- ----------
Assets acquired:
  Cash.......................... $    --    $       --    $   26,000  $      --
  Accounts receivable...........      --            --        26,000     691,000
  Inventories...................   43,000        71,000       72,000     705,000
  Property, plant & equipment...  233,000     3,592,000      103,000     843,000
  Other.........................   10,000           --           --      199,000
                                 --------   -----------   ----------  ----------
    Total assets................  286,000     3,663,000      227,000   2,438,000
Liabilities assumed:
  Notes payable.................      --            --        50,000     494,000
  Accounts payable..............      --         33,000       79,000     939,000
  Accrued expenses..............  107,000           --        14,000         --
                                 --------   -----------   ----------  ----------
    Total liabilities...........  107,000        33,000      143,000   1,433,000
                                 --------   -----------   ----------  ----------
  Net assets acquired...........  179,000     3,630,000       84,000   1,005,000
  Excess purchase price.........  591,000     9,333,000    3,668,000     731,000
                                 --------   -----------   ----------  ----------
  Purchase price................ $770,000   $12,963,000   $3,752,000  $1,736,000
                                 ========   ===========   ==========  ==========

   In February 1999, Methode formed MP Optical Communications LLC together with one Chinese national. Methode held a 60% interest and the Chinese national owns a 40% interest in the equity of the venture. In September 1999, MP Optical Communications LLC formed MP Optical Communications (Shenzhen) Co. Ltd. (MP Optical China) as a wholly owned subsidiary and as its principal operating unit. In accordance with SFAS No. 94 "Consolidation of all Majority-Owned Subsidiaries," the results of operations are included in the Company's consolidated financial statements. The Company has agreed to contribute a total of $1,700,000 in capital to MP Optical China by October 2001. As of April 30, 2001, Methode has contributed $471,000 (prior to transfer of ownership to the Company) and Stratos has contributed $204,000 in capital to MP Optical China. The MP Optical China facility is located in Shenzhen, China, where its operations involve the development and production of optical connectors.

   Cash for the acquisitions described above was provided by Methode except for B&H Mold, the additional purchase for Stratos Lightwave-Florida and the $204,000 contribution to MP Optical China.

   The above-described acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition. Had these acquisitions been made as of the beginning of fiscal 2000, unaudited pro forma sales and operating results would be as follows:

                                                       Fiscal Year Ended April
                                                                 30,
                                                       ------------------------
                                                           2001        2000
                                                       ------------ -----------
   Net sales.......................................... $127,446,603 $75,642,184
   Net income.........................................    9,205,105   3,009,520
   Net income per share, basic and diluted............         0.15        0.06

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

Note 4. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                             As of April 30,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
   Deferred tax liabilities:
     Accelerated tax depreciation........................ $2,042,100 $  820,800
     Investment basis differences........................    162,500        --
                                                          ---------- ----------
   Total deferred tax liabilities........................  2,204,600    820,800
   Deferred tax assets:
     Deferred compensation...............................    751,500    502,200
     Inventory valuation differences.....................  1,434,700    391,000
     Investment basis differences........................        --     101,700
     Bad debt reserves...................................    160,500    101,700
     Vacation accruals...................................    277,100    171,400
                                                          ---------- ----------
       Total deferred tax assets.........................  2,623,800  1,268,000
                                                          ---------- ----------
     Net deferred tax assets............................. $  419,200 $  447,200
                                                          ---------- ----------
     Net current deferred tax assets..................... $2,623,800 $1,166,000
     Net non-current deferred tax liabilities ...........  2,204,600   (718,800)
                                                          ---------- ----------
                                                          $  419,200 $  447,200
                                                          ========== ==========

   Income taxes consisted of the following:

                                                   Fiscal Year Ended April 30,
                                                 ---------------------------------
                                                    2001        2000       1999
                                                 ----------  ---------- ----------
   Current
     Federal.................................... $2,602,200  $1,586,000 $1,833,000
     Foreign....................................    772,800     257,000     47,000
     State......................................    664,300     349,000    420,000
                                                 ----------  ---------- ----------
                                                 $4,039,300  $2,192,000 $2,300,000
   Deferred (credit)...............................(529,300)     68,000   (170,000)
                                                 ----------  ---------- ----------
                                                 $3,510,000  $2,260,000 $2,130,000
                                                 ==========  ========== ==========

   A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

                                             Fiscal Year Ended April 30,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
   Income tax at statutory rate........... $4,440,000  $2,057,000  $1,916,000
     Effect of State income taxes.........    364,000     239,000     257,000
     Tax exempt investment income......... (1,042,000)        --          --
     Foreign operations with lower
      statutory rates.....................   (299,000)    (89,000)    (50,000)
     Other--net...........................     47,000      53,000       7,000
                                           ----------  ----------  ----------
   Income tax provision................... $3,510,000  $2,260,000  $2,130,000
                                           ==========  ==========  ==========

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   Income taxes are based on pre-tax earnings which are distributed geographically as follows:

                                                  Fiscal Year Ended April 30,
                                               ---------------------------------
                                                  2001        2000       1999
                                               ----------- ---------- ----------
   Domestic................................... $ 9,935,106 $5,243,064 $5,494,968
   Foreign....................................   2,750,545    806,500    137,516
                                               ----------- ---------- ----------
                                               $12,685,651 $6,049,564 $5,632,484
                                               =========== ========== ==========

   The Company settled its income tax liability through the additional paid-in capital account in fiscal 2000 and 1999. At April 30, 2001, income taxes payable included $1,550,000 payable to Methode in accordance with a tax sharing and indemnification agreement. No provision has been made for income taxes of approximately $410,000 at April 30, 2001, which would be payable should undistributed net income of $3,647,500 of foreign operations be distributed as dividends, as the Company plans to continue these foreign operations and does not contemplate such distributions in the foreseeable future.

   The Company believes it is more likely than not that future taxable income will be sufficient to allow it to realize its deferred tax assets. Accordingly, the Company has not established a valuation allowance related to its deferred tax assets.

Note 5. Stock Options

   In fiscal 2001, the Company adopted the Stratos Lightwave, Inc. 2000 Stock Plan ("Plan"). The Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. As of April 30, 2001, the maximum number of shares for which awards may be issued is 9,000,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 1,875,000 shares. At April 30, 2001, awards for 3,872,730 shares under the Plan are reserved for issuance in the future. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years. At April 30, 2001, there were 25,000 options granted under the Plan excercisable at an exercise price of $21.00.

                                                        Options Outstanding at
                                                            April 30, 2001
                                                       -------------------------
                                                                     Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
   April 30, 2000.....................................       --          --
   Granted............................................ 5,247,320      $19.14
   Conversion of Methode options......................   156,305       13.92
   Cancelled..........................................  (276,355)      19.13
                                                       ---------
   April 30, 2001..................................... 5,127,270      $18.98
                                                       =========

                                                     Average       Average
                                                    Remaining      Weighted
   Range of Exercise Prices               Shares   Life (Years) Exercise Price
   ------------------------              --------- -----------  --------------
   $7.09-16.86.......................... 1,229,520     9.7          $11.33
   $21.00-29.62......................... 3,827,250     9.3           21.16
   $31.56-46.88.........................    70,500     9.3           34.53
                                         ---------
                                         5,127,270     9.4          $18.98
                                         =========

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   Unvested Methode options held by the Company's employees were forfeited as of Methode's distribution of the Company's common stock on April 28, 2001, under the terms of the Methode 1997 Stock Plan. The Company has assumed all unvested Methode options held by its employees on the distribution. These Methode options have converted at the distribution date into options to purchase shares of the Company's common stock. The number of shares and the exercise price of Methode options that converted into Stratos options were adjusted using a conversion formula. The conversion formula was based on the opening per-share price of shares of the Company's common stock on the first trading day after the distribution, relative to the closing per-share price of Methode Class A common stock on the last trading day before the distribution. The resulting Stratos options have maintained the original vesting provisions and option period. The Methode options converted into 156,305 options to purchase shares of the Company's common stock at a weighted average price of $13.92.

   The Company has adopted the disclosure-only provisions of SFAS No. 123 and has not recorded any compensation expense associated with these stock options. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations. If the Company had determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income in the years ended April 30, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                2001        2000       1999
                                             ----------  ---------- ----------
   Net income (loss)
     As reported............................ $9,176,000  $3,790,000 $3,502,000
     Pro forma.............................. (3,044,000)  3,525,000  3,398,000
   Basic and Diluted Earnings (Loss) Per
    Share
     As reported............................ $     0.15  $     0.07 $     0.06
     Pro forma.............................. $    (0.05) $     0.07 $     0.06

   The weighted average estimated fair value of options granted during fiscal 2001, 2000 and 1999 was $17.16, $14.42 and $6.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2001   2000  1999
                                                              -----  ----  ----
Risk free interest rates.....................................   6.3%  5.9%  5.4%
Expected option life in years................................   7.0   6.0   6.0
Expected volatility.......................................... 116.4% 55.2% 43.8%
Dividend yield...............................................   0.0%  0.5%  1.4%

Note 6. Shareholders' Rights Agreement

   On March 22, 2001, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of Common Stock outstanding on April 3, 2001 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $80.00 per one one-thousandth of a preferred share, subject to adjustment.

   The Rights will trade automatically with the Common Stock and will not be exercisable until it is announced that a person or group has become an "acquiring person" by acquiring 15% or more of the Common Stock, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Stock. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company's Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of Common Stock.

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Stock having a market value of twice the exercise price. Rightholders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company's Board of Directors may, at its option and subject to certain limitations, exchange one share of Common Stock for each Right.

   The Rights may be redeemed by the Company's Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on April 3, 2011.

Note 7. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                Fiscal Year Ended April 30,
                                            -----------------------------------
                                               2001        2000        1999
                                            ----------- ----------- -----------
   Numerator--net income................... $ 9,175,651 $ 3,789,564 $ 3,502,484
   Denominator:
     Denominator for basic earnings per
      share--weighted-average shares
      outstanding..........................  62,460,096  54,029,800  54,029,800
     Dilutive potential common shares--
      employee stock options...............     345,193         --          --
                                            ----------- ----------- -----------
     Denominator for diluted earnings per
      share--adjusted weighted--average
      shares and assumed conversions.......  62,805,289  54,029,800  54,029,800
                                            =========== =========== ===========
   Basic and diluted earnings per share.... $      0.15 $      0.07 $      0.06
                                            =========== =========== ===========

   Options to purchase 2,262,342 shares of Common Stock at a weighted average option price of $20.06 were outstanding during 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Note 8. Transactions with Methode

   The Company's revenue from sales of products to Methode was $3,684,000 in 2001, $5,897,800 in 2000 and $4,018,000 in 1999.

   The Company's operations in fiscal 2000 and 1999 were funded by Methode, without any interest charges, as reflected in the consolidated statement of cash flows. The average intercompany payable to Methode for this funding was $35.7 million and $20.2 million for fiscal years 2000 and 1999, respectively, and is included in additional paid-in capital in the consolidated balance sheet.

   For purposes of governing certain of the ongoing relationships between the Company and Methode after the separation and to provide for an orderly transition, the Company and Methode entered into various agreements to provide similar services as those provided in the past. These services include centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. The agreements govern individual transitional services, as requested

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES by Methode or the Company, of the other party. These services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement is one year (provision for extension exists) unless earlier terminated.

   The Company's expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements, and reflected in these consolidated financial statements. The need for services under these agreements have been substantially reduced at the close of fiscal 2001. It is anticipated that shared services will continue in fiscal 2002 only in the areas of legal and quality control.

   The allocation of Methode corporate expenses was discontinued on May 28, 2000. After this date, the Company incurred corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the fiscal years ended April 30, 2001, 2000 and 1999 were classified as follows:

                                                  Fiscal Year Ended April 30,
                                                 ------------------------------
                                                   2001      2000       1999
                                                 -------- ---------- ----------
   Cost of sales................................ $106,000 $1,167,000 $  823,000
   Research and development.....................    5,000    755,000    462,000
   Sales and marketing..........................  188,000  2,686,000  1,974,000
   General and administrative...................  376,000  3,068,000  2,585,000
                                                 -------- ---------- ----------
     Total...................................... $675,000 $7,676,000 $5,844,000
                                                 ======== ========== ==========

   In addition, the Company incurred net charges of approximately $436,000 in fiscal 2001 under its transitional service agreements with Methode.

Note 9. Material Customers and Concentration of Credit Risk

   During the fiscal year ended April 30, 2001, sales to McData Corporation, Alcatel Network Systems and Cisco Systems, Inc. and their respective contract manufacturers amounted to 11%, 11% and 10%, respectively, of consolidated net sales.

   During the fiscal year ended April 30, 2000, sales to Cisco Systems, Inc, Nortel Networks Corporation and Alcatel Network Systems and their respective contract manufacturers amounted to 26%, 10% and 8%, respectively, of consolidated net sales.

   During the fiscal year ended April 30, 1999, sales to Nortel Networks Corporation and Cisco Systems, Inc. and their respective contract manufacturers amounted to 27% and 10%, respectively, of consolidated net sales.

   Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers consistently have been within management's expectations. Accounts receivable from one customer accounted for approximately 13% of the total outstanding balance at April 30, 2001.

Note 10. Segment Information

   The Company operates in one industry segment, the design, manufacture and sale of optical subsystems and components for high data rate networking, data storage and telecommunication applications.

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   Information about the results of the Company's operations in different geographic regions is as follows:

                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               2001         2000        1999
                                           ------------- ----------- -----------
   Net sales
     United States........................ $ 112,842,000 $65,784,000 $44,516,000
     Europe...............................    14,060,000   6,001,000   1,942,000
                                           ------------- ----------- -----------
                                           $ 126,902,000 $71,785,000 $46,458,000
                                           ============= =========== ===========
   Net income
     United States........................ $   7,198,000 $ 3,198,000 $ 3,419,000
     Europe...............................     1,978,000     592,000      83,000
                                           ------------- ----------- -----------
                                             $ 9,176,000 $ 3,790,000 $ 3,502,000
                                           ============= =========== ===========
   Long-lived assets
     United States........................ $  61,751,000 $23,230,000 $11,763,000
     Europe...............................     3,309,000   1,705,000     768,000
                                           ------------- ----------- -----------
                                           $  65,060,000 $24,935,000 $12,531,000
                                           ============= =========== ===========

Note 11. Quarterly Results of Operations (Unaudited)

   The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2001

                                      Fiscal Year 2001 Quarter Ended
                              -----------------------------------------------
                                July 31   October 31  January 31   April 30
                              ----------- ----------- ----------- -----------
   Net sales................. $25,916,164 $34,478,795 $40,338,660 $26,168,244
   Gross profit..............   8,538,994  11,683,852  14,825,122   2,237,197
   Net income (loss).........   2,040,963   4,003,588   4,815,914  (1,684,814)
   Net income (loss) per
    diluted common share.....        0.04        0.06        0.08       (0.03)

                                      Fiscal Year 2000 Quarter Ended
                              -----------------------------------------------
                                July 31   October 31  January 31   April 30
                              ----------- ----------- ----------- -----------
   Net sales................. $14,567,346 $16,022,437 $17,962,879 $23,232,072
   Gross profit..............   5,519,015   4,698,527   5,742,800   7,760,496
   Net income................   1,483,115     421,593     792,690   1,092,166
   Net income per diluted
    common share.............        0.03        0.01        0.01        0.02

Note 12. Litigation

   The Company is a plaintiff in three lawsuits against Finisar Corporation. The Company alleges that optoelectronic products sold by Finisar infringe upon seven Stratos patents. Stratos seeks monetary damages and injunctive relief. Finisar has filed various counterclaims. These counterclaims include claims that Finisar is the rightful owner or co-owner of the patents, that Stratos has engaged in certain antitrust violations, theft of trade secrets by Stratos, and Stratos has breached contracts and covenants of good faith and fair dealing. Finisar seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to the seven Stratos patents. These lawsuits are in the preliminary stages, and the Company cannot predict their outcome with certainty.

                   STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

   During fiscal 2001, the Company settled several patent infringement cases. As a result of these settlements, the Company received lump-sum payments in fiscal 2001 of approximately $3.5 million, which were recorded as license fees and royalties in the consolidated income statement. Legal fees in connection with some of these matters of approximately $1.5 million were classified in general and administrative expenses. In addition, the Company is entitled to fixed future payments and/or ongoing royalty payments based on a percentage of sales of licensed products. The timing and/or the amount of these payments is not within the Company's control. Also, in certain circumstances, the Company is entitled to other future economic benefits.

   In addition, certain litigation arising in the normal course of business is pending against the Company. Management is of the opinion that the resolution of this Company's litigation will not have a significant effect on the consolidated financial statements.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            STRATOS LIGHTWAVE, INC.
                   YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                                            Additions
                         Balance at -------------------------                Balance at
                         beginning  Charged to   Charged to                    end of
      Description        of period   expense   other accounts  Deductions      period
      -----------        ---------- ---------- --------------  ----------    ----------
Reserve for Inventory
 Obsolescence:
April 30, 1999.......... $  242,000 $  585,000   $1,043,000(A) $  656,000(B) $1,234,000
April 30, 2000..........  1,234,000  1,281,000          --        954,000(B)  1,561,000
April 30, 2001..........  1,561,000  3,878,000          --      1,694,000(B)  3,745,000

Allowance for Doubtful
 Accounts:
April 30, 1999.......... $  175,000 $  200,000   $    9,000(A) $  200,000(C) $  184,000
April 30, 2000..........    184,000     77,000          --            --        261,000
April 30, 2001..........    261,000    158,000          --         18,000       401,000

--------
(A) Represents balance of Stratos LTD at date of acquisition.
(B) Represents write-off of obsolete inventory and usage of product previously reserved for.
(C) Write-off of accounts receivable from customer that filed bankruptcy.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2001

                                          Stratos Lightwave, Inc.

                                                 /s/ James W. McGinley
                                          By: _________________________________
                                                     James W. McGinley
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ James W. McGinley            President, Chief Executive    July 23, 2001
______________________________________  Officer and Director
          James W. McGinley

        /s/ David A. Slack             Chief Financial Officer       July 23, 2001
______________________________________  (Principal Financial and
            David A. Slack              Accounting Officer)

      /s/ Michael P. Galvin            Director                      July 23, 2001
______________________________________
          Michael P. Galvin

       /s/ Brian J. Jackman            Director                      July 23, 2001
______________________________________
           Brian J. Jackman

       /s/ C. Daniel Nelsen            Director                      July 23, 2001
______________________________________
           C. Daniel Nelsen

      /s/ Edward J. O'Connel           Director                      July 23, 2001
______________________________________
          Edward J. O'Connel

                                 EXHIBIT INDEX

 Exhibit
 Number  Description of Document
 ------- -----------------------
  3.1    Certificate of Incorporation of Registrant (1)

  3.2    Certificate of Designation of Series A Junior Participating Preferred
         Stock, included as Exhibit A to Exhibit 4.2

  3.2    Restatement Certificate of Incorporation of Registrant (1)

  3.3    Bylaws of Registrant (1)

  4.1    Specimen certificate representing the common stock (1)

  4.2    Rights Agreement, dated as of March 23, 2001, between Stratos
         Lightwave, Inc. and Mellon Investor Services LLC (2)

         Master Separation Agreement between Methode Electronics, Inc. and
 10.1    Registrant (1)

 10.2    Initial Public Offering and Distribution Agreement between Methode
         Electronics, Inc. and Registrant (3)

         Tax Sharing and Indemnification Agreement between Methode Electronics,
 10.3    Inc. and Registrant (3)

         Master Transitional Services Agreement between Methode Electronics,
 10.4    Inc. and Registrant (1)

         Employee Matters Agreement between Methode Electronics, Inc. and
 10.5    Registrant (1)

         Registration Rights Agreement between Methode Electronics, Inc. and
 10.6    Registrant (3)

 10.7    General Assignment and Assumption Agreement between Methode
         Electronics, Inc. and Stratos Lightwave, LLC (1)

         Form of Indemnity Agreement between Registrant and Registrant's
 10.8    directors and officers (1)**

 10.9    Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated *

         Promissory Note of the Registrant payable to Methode Development
 10.10   Company (1)

 21      List of Subsidiaries*

 23      Consent of Ernst & Young LLP*

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.
(2) Incorporated by reference to the Registrant's Form 8-K dated March 22,
    2001.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
 * Filed herewith
** Management contract or compensatory plan or arrangement.