Form 10-Q
period 2001-07-31
STRATOS LIGHTWAVE INC
filed 2001-09-14
CIK 1111721

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

                                  ----------

(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended July 31, 2001, or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Transition Period from _________ to
        ___________

                        Commission file number 0-30869


                            STRATOS LIGHTWAVE, INC.
            (Exact name of Registrant as specified in its charter)

                                  ----------


              Delaware                                36-4360035
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)


                            7444 West Wilson Avenue
                            Chicago, Illinois 60706
                                (708) 867-9600
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                  ----------

                                  Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

As of September 12, 2001, there were 64,092,307 shares of the Registrant's common stock outstanding.

                            STRATOS LIGHTWAVE, INC.

                                     INDEX
                                     -----

                                                                                                              Page
                                                                                                              ----
PART I       FINANCIAL INFORMATION..........................................................................   1
Item 1.      Financial Statements...........................................................................   1
             Condensed Consolidated Balance Sheets as of April 30, 2001 and July 31, 2001 (unaudited).......   1
             Condensed Consolidated Statements of Operations (unaudited) for the three months ended July 31,
             2000 and 2001..................................................................................   2
             Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended July 31,
             2000 and 2001..................................................................................   3
             Notes to Condensed Consolidated Financial Statements (unaudited) July 31, 2001.................   4
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation...........   8
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................  24

PART II.     OTHER INFORMATION..............................................................................  25
    Item 1.  Legal Proceedings..............................................................................  25
    Item 2.  Changes in Securities and Use of Proceeds......................................................  26
    Item 6.  Exhibits and Reports on Form 8-K...............................................................  28

SIGNATURES..................................................................................................  29

INDEX TO EXHIBITS...........................................................................................  30

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                            STRATOS LIGHTWAVE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                          April 30,        July 31,
                                                                                           2001             2001
                                                                                         ----------      -----------
                                                                                                         (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................      $125,438         $ 92,514
   Short-term investments...........................................................        20,400           34,500
   Accounts receivable, less allowance..............................................        24,646           13,572
   Inventories:.....................................................................
      Finished products.............................................................         1,551            1,173
      Work in process...............................................................         2,281            1,662
      Materials.....................................................................        23,430           21,626
                                                                                         ----------       ----------
                                                                                            27,262           24,461
   Deferred income taxes............................................................         2,624            6,714
   Prepaid expenses.................................................................         1,012            1,291
                                                                                         ----------       ----------
      Total current assets..........................................................       201,382          173,052
   Other assets:
      Goodwill, less accumulated amortization.......................................        13,472           20,421
      Other.........................................................................           534              600
                                                                                         ----------       ----------
                                                                                            14,006           21,021

Property, plant, and equipment......................................................        85,181           98,260
   Less allowances for depreciation.................................................        20,121           23,077
                                                                                         ----------       ----------
                                                                                            65,060           75,183
                                                                                         ----------       ----------
      Total assets..................................................................      $280,448         $269,256
                                                                                         ==========       ==========

                          LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
   Accounts payable.................................................................      $ 12,993         $ 16,380
   Other current liabilities........................................................         9,875            4,702
                                                                                         ----------       ----------
      Total current liabilities.....................................................        22,868           21,082
Deferred income taxes...............................................................         2,205            2,475
Minority interest...................................................................           476              496
Stockholders' equity
   Preferred stock..................................................................            --               --
   Common stock.....................................................................           641              641
   Additional paid-in capital.......................................................       245,538          245,538
   Retained earnings (deficit)......................................................         9,075             (642)
   Foreign currency translation adjustment..........................................          (355)            (334)
                                                                                         ----------       ----------
      Total stockholders' equity....................................................       254,899          245,203
                                                                                         ----------       ----------
         Total liabilities and stockholders' equity.................................      $280,448         $269,256
                                                                                         ==========       ==========

           See notes to condensed consolidated financial statements.

                            STRATOS LIGHTWAVE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (in thousands, except per share amounts)

                                                                                         Three Months Ended July 31,
                                                                                         ---------------------------
                                                                                            2000             2001
                                                                                         ----------       ----------
Revenue:
   Net sales........................................................................       $25,916         $ 17,499
   License fees and royalties.......................................................           409            1,126
                                                                                         ----------       ----------
      Total.........................................................................        26,325           18,625

Costs and expenses:
   Costs of sales...................................................................        17,377           21,593
   Research and development.........................................................         2,782            7,511
   Sales and marketing..............................................................         1,928            2,227
   General and administrative.......................................................         1,950            4,865
                                                                                         ----------       ----------
      Total costs and expenses......................................................        24,037           36,196
                                                                                         ----------       ----------

Income (loss) from operations.......................................................         2,288          (17,571)

Investment income, net..............................................................           917            1,369
                                                                                         ----------       ----------

Income (loss) before income taxes...................................................         3,205          (16,202)
Provision for income taxes (credit).................................................         1,164           (6,485)
                                                                                         ----------       ----------
Net income (loss)...................................................................       $ 2,041         $ (9,717)
                                                                                         ==========       ==========
Net income (loss) per share, basic and diluted......................................       $  0.04         $  (0.15)
                                                                                         ==========       ==========
Weighted average number of common shares outstanding:
   Basic............................................................................        57,603           64,092
                                                                                         ==========       ==========
   Diluted..........................................................................        57,973           64,092
                                                                                         ==========       ==========

           See notes to condensed consolidated financial statements.

                            STRATOS LIGHTWAVE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)

                                                              Three Months Ended July 31,
                                                             -----------------------------
                                                                 2000             2001
                                                             ------------     ------------
Operating activities:
   Net income (loss).......................................    $  2,041         $ (9,717)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Provision for depreciation and amortization..........       1,400            3,125
      Provision for deferred taxes (credit)................          --           (3,820)
      Provision for losses on accounts receivable..........          --            2,425
      Change in operating assets and liabilities...........      (1,142)           9,926
                                                             ------------     ------------
   Net cash provided by operating activities...............       2,299            1,939

Investing activities:
   Purchases of property, plant and equipment..............      (5,455)         (12,741)
   Purchases of short-term investment......................          --          (14,100)
   Acquisitions............................................          --           (8,027)
   Additional purchase price of prior period acquisition...      (2,957)              --
   Other...................................................         225                5
                                                             ------------     ------------
   Net cash used in investing activities...................      (8,187)         (34,863)
Financing activities:
   Net proceeds from initial public offering...............     195,947               --
   Payment of note related to prior period acquisition.....        (333)              --
   Net cash transfers to Methode Electronics, Inc..........        (812)              --
                                                             ------------     ------------
   Net cash provided by financing activities...............     194,802               --
                                                             ------------     ------------
   Net increase (decrease) in cash and cash equivalents....     188,914          (32,924)
   Cash and cash equivalents at beginning of period........         537          125,438
                                                             ------------     ------------
   Cash and cash equivalents at end of period..............    $189,451         $ 92,514
                                                             ============     ============

           See notes to condensed consolidated financial statements.

                            STRATOS LIGHTWAVE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 July 31, 2001

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     After completion of the Company's initial public offering, Methode owned 54,029,807 shares of the Company's common stock, representing approximately 84.3% of the outstanding shares. After receiving a favorable letter ruling from the Internal Revenue Service in March 2001, and in accordance with its previously announced intentions, on April 28, 2001, Methode distributed all of the shares on the Company's common stock owned by Methode to Methode's stockholders in a distribution intended to be tax free for U.S. federal income tax purposes.

     The Company's condensed consolidated financial statements for the periods ended on or prior to May 28, 2000, have been carved out from the consolidated financial statements of Methode, using the historical results of operations and cash flows and historical basis of the assets and liabilities of the business. The condensed consolidated financial statements for the periods ended on or prior to May 28, 2000, also include allocations to the Company of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate service and infrastructure costs. The Company considers the expense allocations to be reasonable reflections of the utilization of the services provided to it or the benefits received by it. The condensed consolidated financial statements after May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

     For purposes of governing certain of the ongoing relationships between the Company and Methode after the separation and to provide for an orderly transition, the Company and Methode entered into various agreements to provide similar services as those described above. The agreements govern individual transitional services as requested by Methode or the Company, of the other party. These services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement is one year (provision for extension exists) unless earlier terminated.

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

     The allocation of Methode corporate expenses was discontinued on May 28, 2000. After this date, the Company incurred corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the three months ended July 31, 2000 were classified as follows:

                                                          (in thousands)
                                                          --------------
                    Cost of sales......................         $106
                    Research and development...........            5
                    Sales and marketing................          188
                    General and administrative.........          376
                                                          --------------
                        Total..........................         $675
                                                          ==============

     In addition, the Company incurred net charges of approximately $149,000 and $0 in the three months ended July 31, 2000 and 2001 under its transitional service agreements with Methode.

     Our condensed consolidated financial statements for the three months ended July 31, 2000 may not necessarily be representative of results that would have been attained if the Company operated as a separate independent entity.

     Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled $2,109,000 and $(9,696,000) for the first quarters of fiscal 2001 and 2002.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $535,000 ($0.01 per share) per year. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     2.   Acquisitions

     On May 31, 2001, the Company purchased, for approximately $8,027,000 in cash including costs of acquisition, substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc.

     The allocation of the purchase price to the net assets acquired was as follows:

          Assets Acquired:
              Inventories............................        $  520,000
              Property, Plant and Equipment..........           318,000
              Other..................................            50,000
                                                           ---------------
                Total Assets.........................           888,000

          Liabilities Assumed:
              Accrued expenses.......................                --
                                                           ---------------
              Total liabilities......................                --
                                                           ---------------
              Net Assets Acquired....................           888,000
              Excess Purchase Price..................         7,139,000
                                                           ---------------
              Purchase Price.........................        $8,027,000
                                                           ===============

     On November 22, 2000, the company purchased, for approximately $770,000 in cash including costs of acquisition, substantially all of the net assets of B&H Mold, Inc., a tool manufacturer in Libertyville, Illinois.

     Effective February 23, 2000, the Company entered into an amendment to the Asset Purchase Agreement with Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) which provided that in the event the Company is part of an initial public offering of shares to be accomplished not later than November 15, 2000, the sum of $2.957 million will become payable to the seller within 30 days following the initial public offering in full satisfaction of such additional contingent consideration. This amount was paid in July 2000 and has been accounted for as additional purchase price.

     The above described acquisitions were accounted for using the purchase method of accounting. Had these acquisitions been made as of the beginning of Fiscal 2001, the impact on the Company's operating results would not have been significant.

     3.   Earnings (Loss) Per Share

                                                                          Three Months Ended July 31,
                                                                      -------------------------------------
                                                                          2000                    2001
                                                                      --------------           ------------
Numerator - net income (loss)......................................       $ 2,041                $(9,717)
                                                                      ==============           ============
Denominator:
   Denominator for basic earnings per share -
   weighted-average shares outstanding.............................        57,603                 64,092
   Dilutive potential common shares - employee stock options.......           370                     --
                                                                      --------------           ------------
   Denominator for diluted earnings (loss) per share - adjusted
   weighted-average shares and assumed conversions.................        57,973                 64,092
                                                                      ==============           ============
Basic and diluted earnings (loss) per share........................       $  0.04                $ (0.15)
                                                                      ==============           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation.
        ------------

     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Factors That May Affect Our Future Results."

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

     License fees and royalties represent payments received from licensees of our patented technology, which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

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

     We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers' representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and product marketing and promotion costs. Prior to May 28, 2000, expenses have included allocations from Methode of expenses for the salaries and related expenses for sales and marketing personnel. We expect to continue to make significant expenditures for sales and marketing services.

     General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses in fiscal 2001 also consist of the amortization of goodwill resulting from the excess of the purchase price over net assets of the acquired companies. Prior to May 28, 2001, expenses have included allocations from Methode for the salaries and related expenses for administrative, finance and human resources personnel; professional fees; information technology and other corporate expenses. In support of our anticipated growth and our operations as an independent public company, we expect to continue to make significant expenditures for general and administrative services.

Basis of Presentation

     Our historical consolidated financial statements for periods ending on or prior to May 28, 2000 have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The historical consolidated financial statements also include allocations to us of Methode's corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us. The consolidated financial statements after May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

     Our historical financial information for periods ending on or prior to May 28, 2000, is not indicative of our financial position, results of operation or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been were we a separate, stand-alone entity for the periods presented. Our consolidated financial information for periods ending on or prior to May 28, 2000 does not reflect additional expenses which we may incur as a result of being a stand-alone public company.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                                         Three Months Ended July 31,
                                                        -----------------------------
                                                           2000               2001
                                                        ----------         ----------
Revenue:
   Net Sales......................................         100.0%             100.0%
   License fees and royalties.....................           1.6                6.4
                                                        ----------         ----------
      Total.......................................         101.6              106.4

Costs and expenses:
   Cost of sales..................................          67.1              123.4
   Research and development.......................          10.7               42.9
   Sales and marketing............................           7.4               12.7
   General and administrative.....................           7.5               27.8
                                                        ----------         ----------
      Total costs and expenses....................          92.7              206.8
                                                        ----------         ----------

Income (loss) from operations.....................           8.9             (100.4)

Investment income, net............................           3.5                7.8
                                                        ----------         ----------
Income (loss) before income taxes.................          12.4              (92.6)

Provision for income taxes (credit)...............           4.5              (37.1)
                                                        ----------         ----------

Net income (loss).................................           7.9%             (55.5%)
                                                        ==========         ==========

Three Months Ended July 31, 2001 and 2000

     Net Sales. Net sales decreased to $17.5 million in the three months ended July 31, 2001 from $25.9 million in the three months ended July 31, 2000. Of this $8.4 million decrease, $5.1 million is from a decrease in net sales of optical subsystems and $3.3 million is from a decrease in net sales of optical components. The decrease in net sales of our optical subsystems was primarily due to a decrease in sales of our embedded and removable transceivers in a variety of wavelengths and form factors. The decrease in sales of our optical components was primarily due to a decrease in sales of our optical backplane connectors and cable assemblies. The overall decrease in sales was partially due to declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $17.6 million as of July 31, 2001 from $34.2 million as of April 30, 2001. Of this $16.6 million decrease, $13.1 million was due to a decrease in orders for our optical subsystems and $3.5 million decrease in orders for our optical components.

     License Fees and Royalties. License fees increased to $1.1 million in the three months ended July 31, 2001 from $409,000 in the three months ended July 31, 2000. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales. Cost of sales increased to $21.6 million in the three months ended July 31, 2001 from $17.4 million in the three months ended July 31, 2000. Gross profit as a percentage of net sales, or gross margin, decreased to negative (23.4)% in the three months ended July 31, 2001 from 32.9% in the three months ended July 31, 2000. Approximately 45.1% of the 56.3% decrease in gross margin was the result of recording a charge for excess and obsolete inventory in the three months ended July 31, 2001, due to decreased demand for certain products. The balance of the decrease was due to the decrease in sales and declines in average unit prices for our products due primarily to pricing pressure and product mix.

     Research and Development. Research and development expenses increased to $7.5 million in the three months ended July 31, 2001 from $2.8 million in the three months ended July 31, 2000. This increase of $4.7 million was due primarily to $2.4 million in material and overhead costs related to major product development projects, $1.8 million of additional personnel costs dedicated to research and development, and $500,000 for expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

     Sales and Marketing. Sales and marketing expenses increased to $2.2 million in the three months ended July 31, 2001 from $1.9 million in the three months ended July 31, 2000. This increase was due to an increase of $135,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $165,000 in field sales operating costs supporting our sales.

     General and Administrative. General and administrative expenses increased to $ 4.9 million in the three months ended July 31, 2001 from $1.9 million in the three months ended July 31, 2000. This $3.0 million increase was primarily due to a $2.1 million increase in the allowance for doubtful accounts. The balance of the increase was due to $700,000 of additional costs for expanded facilities and staff, and $200,000 of additional corporate management and legal costs.

     Investment Income, Net. Investment income, net of investment expense, increased to $1.4 million in the three months ended July 31, 2001 from $917,000 in the three months ended July 31, 2000. Investment income consists of earnings on the short-term investment of excess cash balances.

     Income Taxes. The effective tax rate was 40.0% in the three months ended July 31, 2001 compared with 36.3% in the three months ended July 31, 2000. The overall increase in the effective tax rate in the current fiscal year is principally the result of increased investment income that is not taxable for federal income tax purposes.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1.9 million for the three months ended July 31, 2001. Cash provided by operating activities resulted primarily from decreases in accounts receivable and inventories offset in part by the net loss and decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $2.3 million for the three months ended July 31, 2000 and resulted primarily from net income and increases in accounts payable and accrued expenses, offset in part by increases in accounts receivable and inventories.

     Net cash used in investing activities was $34.9 million in the three months ended July 31, 2001 and $8.2 million in the three months ended July 31, 2000. Net cash used in investing activities during these periods related primarily to acquisitions, purchases of equipment and facilities and the purchase of short-term investments in the three months ended July 31, 2001. We expended $2.95 million for the additional purchase price in connection with our purchase of our Stratos Lightwave-Florida subsidiary in July 2000 and $8.0 million in May 2001 for the purchase of substantially all of the assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc.

     Net cash provided by financing activities in the three months ended July 31, 2000, consisted primarily of net proceeds of $196.0 million, after related expenses, from our initial public offering, and $1.9 million in advances from a subsidiary of Methode, offset in part by the repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. Subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their overallocation option, at $21 per share in our initial public offering.

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

     Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

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

Our success depends on the long-term growth of communication networks and their use of optical communication technologies. If these events do not occur, our net sales may decline and our business would likely be significantly harmed.

     Our optical subsystems and components are used primarily in enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which optical communication technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of optical communication technologies. If these markets do not grow, or if the use of optical communication technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the three months ended July 31, 2001, our two largest customers and their respective contract manufacturers accounted for 19% of our net sales, with McData Corporation and Con-Tech Systems Inc. accounting for 14% and 5% of our net sales, respectively. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

     A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States, excluding sales to Methode and its affiliates, were approximately 26.9% of our net sales during the three months ended July 31, 2001 and approximately 19.8% of our net sales in fiscal 2001. Our international operations are subject to a number of risks and uncertainties, including:

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

We are currently involved in pending patent litigation which, if decided against us, could impair our ability to prevent others from using our technology, result in the loss of future royalty income and require us to pay significant monetary damages.

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

We are currently defending several class action lawsuits which could subject us to significant money damages, cause us to incur significant costs or otherwise harm our business.

         We and certain of our executive officers are defendants in certain purported class action lawsuits filed in the United States District Court, Southern District of New York. Although we believe these lawsuits are without merit, an adverse result in these lawsuits could subject us to significant money damages. This litigation may also require us to incur significant costs in defense of these lawsuits, could require significant involvement of our senior management and may divert management's attention from our business and operations, any of which could have a material adverse affect on our business, results of operation or financial condition. For a description of these lawsuits, see "Part II - Other Information, Item 1 - Legal Proceedings".

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

We have agreed to contractual limitations under our separation agreements with Methode which could limit the conduct of our business and our ability to pursue business objectives.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------

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

                                    PART II
                               OTHER INFORMATION
                               -----------------

Item 1.        Legal Proceedings.
               -----------------

         From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a lawsuit may harm our business, financial condition or results of operation. The Company's management is of the opinion that the resolution of these lawsuits and legal proceedings will not have a significant effect on the Company's business, financial condition or results of operation.

         The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et. al., No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company's initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company's June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended. The Company believes that these lawsuits are without merit and intends to defend them vigorously.

         Methode and Stratos are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Finisar Corporation ("Finisar"), Infineon Technologies Corp., and Optical Communications Products, Inc. in the U.S. District Court for the Northern District of California and E2O, Inc. in the District Court for the District of Delaware. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon nine of our patents. Stratos also alleges that Finisar breached its obligations under a license and supply agreement with Methode by failing to provide it with information regarding new technology related to the products licensed under the agreement. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuits. In addition, Finisar has filed counterclaims asserting that one of its founders is the primary inventor of the technology that is the subject of certain patents, that Methode and Stratos improperly obtained the patents based on Finisar's disclosure of the technology to Methode and that Finisar is the rightful owner or co-owner of the patents. Finisar and Infineon have alleged that Methode failed to disclose certain information to the Patent and Trademark Office (PTO) that, if known to the PTO, would have prevented the issuance of one of the patents and that Methode and Stratos engaged in inequitable conduct before the PTO. Infineon's inequitable conduct claim has been dismissed by the court. Finisar has also alleged breach of contract, antitrust violations, conversion, trespass to chattels, breach of implied obligation of good faith and fair dealing, constructive fraud, actual fraud, misappropriation of trade secrets, breach of oral contract, conspiracy in restraint of trade, attempted monopolization, conspiracy to monopolize, violation of the Cartwright Act, unfair practices, unfair competition and unjust enrichment and seeks unspecified compensatory damages, restitution and the correction of inventorship with respect to certain patents.

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

Item 2.        Changes in Securities and Use of Proceeds.
               -----------------------------------------

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

         The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $60.0 million for general corporate purposes and the purchase of equipment and facilities, a payment of $3.0 million to Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) in connection with our purchase of our Stratos Lightwave-Florida subsidiary, $752,000 for the purchase of substantially all of the assets of B&H Mold, Inc., $8.0 million for the purchase of substantially all of the assets of the Optical Flexcircuits Division of Advanced Interconnection Technology, Inc., repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, research and development, and payments to Methode Electronics for transition services. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

Item 6.        Exhibits and Reports on Form 8-K.
               --------------------------------

         (a)   Exhibits. Please see the Exhibit Index following the signature
               --------
page.

         (b)   Reports on Form 8-K. No reports on Form 8-K were filed by the
               -------------------
Registrant in the three months ended July 31, 2001.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2001         Stratos Lightwave, Inc.


                                  By: /s/ James W. McGinley
                                      ------------------------------------
                                          James W. McGinley
                                          President and Chief Executive Officer


                                  By: /s/ David A. Slack
                                      -------------------------------------
                                          David A. Slack
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number     Description of Document
------     -----------------------

 3.1       Certificate of Incorporation of Registrant (1)
 3.2       Restated Certificate of Incorporation of Registrant (1)
 3.3       Bylaws of Registrant (1)
 3.4 Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2
 4.1       Specimen certificate representing the common stock (1)
 4.2 Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC (2)
10.1 Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2 Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (3)
10.3 Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (3)
10.4 Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5 Employee Matters Agreement between Methode Electronics, Inc. and Registrant (1)
10.6 Registration Rights Agreement between Methode Electronics, Inc. and Registrant (3)
10.7 General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
10.8 Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.9       Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (4)
10.10      Promissory Note of the Registrant payable to Methode Development
           Company (1)

____________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.
(2)      Incorporated by reference to the Registrant's Form 8-K dated March 22,
         2001.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.