Form 10-Q
period 2001-10-31
STRATOS LIGHTWAVE INC
filed 2001-12-17
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                    FORM 10-Q

                                   __________

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended October 31, 2001, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from _________ to ___________

                         Commission file number 0-30869


                             STRATOS LIGHTWAVE, INC.
             (Exact name of Registrant as specified in its charter)
                                   __________



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

                                   __________


                                 Not Applicable
  --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 12, 2001, there were 64,092,307 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX
                                      -----

                                                                                                          Page
                                                                                                          ----
PART I        FINANCIAL INFORMATION
    Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets as of April 30, 2001 and
              October 31, 2001 (unaudited) ............................................................     2
              Condensed Consolidated Statements of Operations (unaudited) for the three and six
              months ended October 31, 2000 and 2001 ..................................................     3
              Condensed Consolidated Statements of Cash Flows (unaudited) for the six
              months ended October 31, 2000 and 2001 ..................................................     4
              Notes to Condensed Consolidated Financial Statements (unaudited) October 31, 2001 .......     5
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...     9
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................    26

PART II.      OTHER INFORMATION
    Item 1.   Legal Proceedings .......................................................................    26
    Item 2.   Changes in Securities and Use of Proceeds ...............................................    27
    Item 4.   Submission of Matters to a Vote of Security Holders .....................................    28
    Item 6.   Exhibits and Reports on Form 8-K ........................................................    28

SIGNATURES ............................................................................................    29

INDEX TO EXHIBITS .....................................................................................    30

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  Financial Statements.
         --------------------

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   April 30,        October 31,
                                                                                     2001              2001
                                                                                --------------    --------------
                                                                                                   (unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents ...................................................    $125,438          $  77,940
  Short-term investments.......................................................      20,400             34,200

  Accounts receivable, less allowance..........................................      24,646             10,261
Inventories:
  Finished products ...........................................................       1,551              1,104
  Work in process .............................................................       2,281              2,623
  Materials ...................................................................      23,430             18,578
                                                                                -----------       ------------
                                                                                     27,262             22,305
Deferred income taxes .........................................................       2,624              2,842
Prepaid expenses ..............................................................       1,012              1,304
                                                                                -----------       ------------
    Total current assets ......................................................     201,382            148,852
Other assets:
  Goodwill, less accumulated amortization .....................................      13,472             20,406
  Other .......................................................................         534                604
                                                                                -----------       ------------
                                                                                     14,006             21,010


Property, plant and equipment .................................................      85,181            105,000
  Less allowances for depreciation ............................................      20,121             26,095
                                                                                -----------       ------------
                                                                                     65,060             78,905
                                                                                -----------       ------------
    Total assets ..............................................................    $280,448          $ 248,767
                                                                                ===========       ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................     $12,993          $  12,013
  Other current liabilities ...................................................       9,875              4,294
                                                                                -----------       ------------
    Total current liabilities .................................................      22,868             16,307
Deferred income taxes .........................................................       2,205              2,842


Minority interest .............................................................         476                503

Stockholders' equity
  Preferred stock .............................................................          --                 --
  Common stock ................................................................         641                641
  Additional paid-in capital ..................................................     245,538            245,538
  Retained earnings (deficit) .................................................       9,075           (16,914)

  Foreign currency translation adjustment .....................................        (355)              (150)
                                                                                -----------       ------------
    Total stockholders' equity ................................................     254,899            229,115
                                                                                -----------       ------------
      Total liabilities and stockholders' equity ..............................    $280,448          $ 248,767
                                                                                ===========      =============

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                             Three Months Ended              Six Months Ended
                                                                October 31,                    October 31,
                                                         ---------------------------    ---------------------------
                                                             2000           2001            2000           2001
                                                         ------------   ------------    ------------   ------------
Revenue:
  Net sales ..........................................       $34,479       $ 12,212         $60,395       $ 29,710
  License fees and royalties .........................           436            351             845          1,447
                                                         ------------   ------------    ------------   ------------
    Total ............................................        34,915         12,563          61,240         31,157

Costs and expenses:
  Cost of sales ......................................        22,795         12,502          40,172         34,095
  Research and development ...........................         3,455          8,072           6,238         15,584
  Sales and marketing ................................         2,313          1,871           4,240          4,097
  General and administrative .........................         2,900          3,402           4,850          8,236
                                                         ------------   ------------    ------------   ------------
    Total costs and expenses .........................        31,463         25,847          55,500         62,012
                                                         ------------   ------------    ------------   ------------

Income (loss) from operations ........................         3,452        (13,284)          5,740        (30,855)

Interest income, net .................................         2,648            916           3,565          2,285
                                                         ------------   ------------    ------------   ------------

Income (loss) before income taxes ....................         6,100        (12,368)          9,305        (28,570)
Provision for income taxes (credit) ..................         2,096          3,904           3,260         (2,581)
                                                         ------------   ------------    ------------   ------------
Net income (loss) ....................................       $ 4,004       $(16,272)        $ 6,045       $(25,989)
                                                         ============   ============    ============   ============
Net income (loss) per share, basic and diluted .......       $  0.06       $  (0.25)        $  0.10       $  (0.41)
                                                         ============   ============    ============   ============
Weighted average number of common shares outstanding:
  Basic ..............................................        64,092         64,092          60,828         64,092
                                                         ============   ============    ============   ============
  Diluted ............................................        65,094         64,092          61,512         64,092
                                                         ============   ============    ============   ============

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                                   October 31,
                                                                                2000         2001
                                                                            ------------ ------------
Operating activities:
  Net income (loss) .....................................................    $    6,045   $  (25,989)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Provision for depreciation and amortization .........................         2,981        6,208
    Provision for deferred taxes ........................................           --           421
    Provision for losses on accounts receivable .........................           --         2,430
    Change in operating assets and liabilities ..........................       (11,326)      10,563
                                                                            ------------ ------------
 Net cash used in operating activities ..................................        (2,300)      (6,367)

Investing activities:
  Purchases of property, plant and equipment ............................       (17,857)     (19,236)
  Purchases of short-term investments ...................................           --       (28,200)
  Sales of short-term investments .......................................           --        14,400
  Acquisitions ..........................................................           --        (8,093)
  Additional purchase price of prior period acquisition .................        (2,957)         --
  Other .................................................................           (48)          (2)
                                                                            ------------ ------------
Net cash used in investing activities ...................................       (20,862)     (41,131)
Financing activities:
  Net proceeds from initial public offering .............................       195,477          --
  Payment of note related to prior period acquisition ...................          (333)         --
  Net cash transfers to Methode Electronics, Inc. .......................        (1,179)         --
                                                                            ------------ ------------
  Net cash provided by financing activities .............................       193,965          --
                                                                            ------------ ------------
  Net increase (decrease) in cash and cash equivalents ..................       170,803      (47,498)
  Cash and cash equivalents at beginning of period ......................           537      125,438
                                                                            ------------ ------------
  Cash and cash equivalents at end of period ............................    $  171,340   $   77,940
                                                                            ============ ============

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                October 31, 2001

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2001 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

         In July 2000, the Company completed the sales of 10,062,500 shares of common stock in its initial public offering at a price of $21 per share. The net proceeds from the offering, after deducting the underwriting discount and the offering expenses paid by the Company, were approximately $195.5 million.

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

         The Company's expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements. The need for services under these agreements have been substantially reduced at the close of fiscal 2001. It is anticipated that shared services will continue in fiscal 2002 only in the areas of legal and quality control.

         The allocation of Methode corporate expenses was discontinued on May 28, 2000. Subsequent to this date, the Company incurred these corporate expenses either directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the six months ended October 31, 2000 were classified as follows:


                                                          (in thousands)
                                                           ------------
                  Cost of sales .........................     $106
                  Research and development ..............        5
                  Sales and marketing ...................      188
                  General and administrative ............      376
                                                          --------
                    Total ...............................     $675
                                                          --------

         In addition, the Company incurred charges of approximately $131,000 and $280,000 in the three and six months ended October 31, 2000 and $0 and $23,000 credit in the three and six months ended October 31, 2001 under its transitional service agreements with Methode.

         Short-term investments represent short-term corporate debt that is held to maturity. Cost represents estimated fair value at the balance sheet date and there is no gross unrealized gains or losses. Interest payments are included in investment income.

         Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled $3,883,000 and $(16,087,000) for the second quarters of fiscal 2000 and 2001, and $5,856,000 and $(25,784,000) for the six months ended October 31, 2000 and 2001.

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

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment/Disposal of Long Lived Assets. The Company will adopt this standard on May 1, 2002. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

    2.   Acquisitions

         On May 31, 2001, the Company purchased, for approximately $8,093,000 in cash including costs of acquisition, substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc.

         The allocation of the purchase price to the net assets acquired was as follows:

                   Assets Acquired
                       Inventories ....................  $559,000
                       Property, Plant and Equipment ..   318,000
                       Other ..........................    50,000
                                                         --------
                              Total Assets ............  $927,000

                     Liabilities Assumed:
                       Accrued expenses ...............   180,000
                                                          -------
                       Total liabilities ..............   180,000
                                                          -------
                       Net Assets Acquired ............   747,000
                       Excess Purchase Price .......... 7,346,000
                                                        ---------
                       Purchase Price ................. 8,093,000
                                                        =========

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

3.       Income Taxes

         The tax provision of $3.9 million for the quarter ended October 31, 2001, is a result of recording a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards. The tax benefit recognized in the six months ended October 31, 2001 represents the benefit of tax loss carrybacks available to the Company. The Company determined the need for the valuation allowance in the second quarter of fiscal year 2002 based on the significant reduction in business levels experienced during the quarter and revised estimates of taxable earnings for the remainder of the fiscal year. As a result, a $9.2 million valuation allowance was recorded which eliminated the tax benefit attributable to the net loss incurred in the current quarter (approximately $4.9 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001.

4.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended        Six Months Ended
                                                                    October 31,              October 31,
                                                              ---------------------   ---------------------
                                                                2000         2001       2000         2001
                                                              ---------    --------   --------    ---------
Numerator - net income (loss) ..............................   $4,004      $(16,272)   $6,045      $(25,989)
                                                              =========    ========   =======     =========
Denominator:

 Denominator for basic earnings (loss) per share -             64,092         64,092   60,828        64,092
    weighted-average shares outstanding.....................

 Dilutive potential common shares -                             1,002            --       684            --
    employee stock options .................................
                                                              ---------    --------   -------     ---------
 Denominator for diluted earnings (loss) per share -
adjusted weighted-average shares and assumed
conversions ................................................   65,094        64,092    61,512        64,092
                                                              =========    ========   =======     =========
Basic and diluted earnings (loss) per share ................   $ 0.06      $  (0.25)   $  0.10     $  (0.41)
                                                              =========    ========   =======     =========

5.  Subsequent Event

    In November 2001, management decided to discontinue the vertical cavity surface emitting laser (VCSEL) development program at its Bandwidth Semiconductor LLC Subsidiary located in Bedford, MA. The Company has estimated that it will incur charges of approximately $1.2 million related to the discontinuation of this program for employee severance pay, losses on abandonment of fixed assets and costs to sublease the manufacturing facility. These charges will be recorded in the third quarter of the current fiscal year.

Item 2.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             ---------------------

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

         Our net sales are derived principally from the sale of optical subsystems and components to optical communication original equipment manufacturers (OEMs). Our net sales have fluctuated from period to period based on customer demand for our products, the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

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

         It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one year's projected usage. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Reserves associated with obsolete or excessive inventory are written-off as obsolete or excessive inventory is scraped or discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we intend to vigorously pursue such opportunities.

         Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and overhead costs related to major product development projects. Prior to May 28, 2000, research and development expenses have included allocations from Methode Electronics, Inc. ("Methode") of expenses for salaries and related expenses for research and development personnel. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success. We intend to continue to invest in research and development programs in future periods for the purpose of enhancing or reducing the cost of current optical subsystems and components, and developing new optical subsystems and components.

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

         General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses also include the amortization of goodwill resulting from the excess of the purchase price over net assets of the acquired companies. Prior to May 28, 2000, expenses have included allocations from Methode for the salaries and related expenses for administrative, finance and human resources personnel; professional fees; information technology and other corporate expenses. We expect to continue to make significant expenditures for general and administrative services.

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

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                                             Three Months Ended              Six Months Ended
                                                                October 31,                    October 31,
                                                         --------------------------     --------------------------
                                                             2000          2001             2000          2001
                                                         -----------    -----------     -----------    -----------
Revenue:
  Net sales .........................................         100.0%         100.0%          100.0%          100.0%
  License fees and royalties ........................           1.2            2.9             1.4             4.9
                                                         -----------    -----------     -----------    -----------
       Total ........................................         101.2%         102.9%          101.4%         104.9%

Costs and expenses:
  Cost of sales .....................................          66.1          102.4            66.6          114.8
  Research and development ..........................          10.0           66.1            10.3           52.4
  Sales and marketing ...............................           6.7           15.3             7.0           13.8
  General and administrative ........................           8.4           27.8             8.0           27.7
                                                         -----------    -----------     -----------    -----------
       Total costs and expenses .....................          91.2          211.6            91.9          208.7
                                                         -----------    -----------     -----------    -----------

Income (loss) from operations .......................          10.0         (108.7)            9.5         (103.8)
Interest income, net ................................           7.7            7.5             5.9            7.7
                                                         -----------    -----------     -----------    -----------
Income (loss) before income taxes ...................          17.7         (101.2)           15.4          (96.1)


Provision for income taxes (credit) .................           6.1           32.0             5.4           (8.6)
                                                         -----------    -----------     -----------    -----------

Net income (loss) ...................................          11.6%        (133.2)%          10.0%         (87.5)%
                                                         ===========    ===========     ===========    ===========


Three and Six Months Ended October 31, 2001 and 2000

         Net Sales. Net sales for the second quarter of fiscal 2002 decreased to $12.2 million from $34.5 million a year ago. Net sales for the six month period ended October 31, 2001 decreased 51% over the same period a year ago to $29.7 million from $60.4 million. Of the $22.3 million decrease in the second quarter, $16.7 million is from a decrease in net sales of optical subsystems and $5.6 million is from a decrease in net sales of optical components. Net sales of optical subsystems and optical components decreased $22.7 million and $8.0 million, respectively, in the six months ended October 31, 2001 over the comparable period last year.

         The decrease in net sales during the three and six month periods ended October 31, 2001 of our optical subsystems was primarily due to a decrease in sales of our embedded and removable transceivers. The decrease in sales of our optical components was primarily due to a decrease in sales of our optical backplane connectors and cable assemblies. The overall decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $7.0 million as of October 31, 2001 from $34.2 million as of April 30, 2001. Of this $27.2 million decrease in backlog, $22.3 million was due to a decrease in orders for our optical subsystems, and $4.9 million was due to a decrease in orders for our optical components. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

         License Fees and Royalties. License fees decreased to $351,000 in the three months ended October 31, 2001 from $436,000 in the three months ended October 31, 2000. This decrease is primarily attributable to generally lower sales of optical subsystems and components among licensees, consistent with general economic conditions in the optical networking market. License fees increased to $1,447,000 in the six months ended October 31, 2001 from $845,000 in the comparable period last year. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

         Cost of Sales and Gross Margins. Cost of sales decreased to $12.5 million in the three months ended October 31, 2001 from $22.8 million in the three months ended October 31, 2000 and to $34.1 million for the six months ended October 31, 2001 compared to $40.2 million in the six months ended October 31, 2000. Gross profit as a percentage of net sales, or gross margin, decreased to negative (2.4)% in the three months ended October 31, 2001 from 33.9% in the three months ended October 31, 2000. Approximately 28.4 percentage points of the
36.3 percentage point decrease was due to the decline in sales, 8.8 percentage points was due to customer returns of unusable inventory, 5.1 percentage points was due to a charge for obsolete and slow moving inventory, and 2.0 percentage points was due to a decline in the average unit selling price for our products due primarily to pricing pressures and product mix. These factors were offset by the sale of approximately $1.0 million of inventory that was previously considered excess and fully reserved against its cost in the fourth quarter of fiscal year 2001. The sale of this inventory favorably impacted gross margin by
8.0 percentage points.

         The gross margin decreased to negative (14.8)% for the six months ended October 31, 2001 from 33.5% in the comparable period last year. Approximately
26.6 percentage points of the 48.3 percentage point decrease in gross margin was the result of a $7.9 million charge for excess and obsolete inventory recorded in the first quarter of fiscal year 2002. Additionally, 19.0 percentage points of the decrease in gross margin was a result of the decline in sales, 3.6 percentage points was due to customer returns of unusable inventory and approximately 2.4 percentage points was due to a decline in the average unit selling price for our products due primarily to pricing pressures and product mix. These factors were offset by the sale of approximately $1.0 million of inventory that was previously considered excess and fully reserved against its cost in the fourth quarter of fiscal year 2001. The sale of this inventory favorably impacted gross margin by 3.3 percentage points.

         Cost of sales was charged approximately $625,000 and $8.5 million in the three and six months ended October 31, 2001 to increase the reserve for obsolete and excess inventory. The reserve was decreased by approximately $1.9 million and $2.1 million in the three and six months ended October 31, 2001 to account for the disposal of obsolete and excess inventory.

         Research and Development. Research and development expenses increased to $8.1 million in the three months ended October 31, 2001 from $3.5 million in the three months ended October 31, 2000. This increase of $4.6 million was due primarily to $2.9 million in material and overhead costs related to major product development projects, including $1.9 million of material costs related to scrap experienced in increasing the performance specifications of our products to exceed the current product requirements of our customers, $1.3 million of additional personnel costs dedicated to research and development and $465,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

         Research and development expenses increased to $15.6 million in the six months ended October 31, 2001 from $6.2 million in the six months ended October 31, 2000. This increase of $9.4 million was due primarily to $5.2 million in material and overhead costs related to major product development projects, including $1.9 million of material costs related to scrap experienced in increasing the performance specifications of our products to exceed the current product requirements of our customers, $3.2 million of additional personnel costs dedicated to research and development, and $980,000 for new and expanded research and development facilities in Chicago, Illinois and Bedford, Massachusetts.

         Sales and Marketing. Sales and marketing expenses decreased to $1.9 million in the three months ended October 31, 2001 from $2.3 million in the three months ended October 31, 2000. This $400,000 decrease was due both to a decrease of $150,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $250,000 in field sales operating costs supporting our sales volume.

         Sales and marketing expenses decreased to $4.1 million in the six months ended October 31, 2001 from $4.2 million in the comparable period last year. This $100,000 decrease was due to a decrease in field sales operating costs supporting our sales volume.

         General and Administrative. General and administrative expenses increased to $3.4 million in the three months ended October 31, 2001 from $2.9 million in the three months ended October 31, 2000. This $500,000 increase was primarily due to additional corporate management and legal costs including approximately $285,000 of costs associated with corporate development activities.

         General and administrative expenses increased to $8.2 million in the six months ended October 31, 2001 from $4.8 million in the comparable period last year. This $3.4 million increase was primarily due to a $2.1 million increase in the allowance for doubtful accounts, and $1.3 million of additional corporate management and legal costs including approximately $285,000 of costs associated with corporate development activities.

         We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms and our days sales in accounts receivable increased to 85 days at April 30, 2001. Days sales in accounts receivable improved to 75 days at October 31, 2001. During the first quarter of fiscal year 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded a $2.1 million provision for doubtful accounts in the first quarter of fiscal year 2002.

         Investment Income, Net. Investment income, net of investment expense, decreased to $916,000 in the three months ended October 31, 2001 from $2.6 million in the three months ended October 31, 2000 and decreased to $2.3 million in the six months ended October 31, 2001 from $3.6 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances and the decreases of this income in the three and six month periods ended October 31, 2001 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

         Income Taxes. The tax provision of $3.9 million for the quarter ended October 31, 2001, is a result of recording a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards. The tax benefit recognized in the six months ended October 31, 2001 represents the benefit of tax loss carrybacks available to the Company. We determined the need for the valuation allowance in the second quarter of fiscal 2002 based on the significant reduction in business levels experienced during the quarter and our revised estimated of taxable earnings for the remainder of the fiscal year. As a result, a $9.2 million valuation allowance was recorded which eliminated the tax benefit attributable to the net loss incurred in the current quarter (approximately $4.9 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001. The effective tax rate was 34.4% for the second quarter and 35.0% for the six month period of fiscal 2001. The effective rate for each period gives effect to investment income not taxable for federal income tax purposes.

Liquidity and Capital Resources

         Net cash used in operating activities totaled $6.4 million for the six months ended October 31, 2001. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Net cash used in operating activities was $2.3 million for the six months ended October 31, 2000. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories offset in part by net income and increases in accounts payable and accrued expenses.

         Net cash used in investing activities totaled $41.1 million in the six months ended October 31, 2001, including $19.2 million for the purchase of equipment and facilities, a $13.8 million net increase in short-term investments and $8.1 million for the acquisition of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc. Net cash used in investing activities totaled $20.0 million in the six months ended October 31, 2000, including $17.9 million for the purchase of equipment and facilities and $3.0 million for additional purchase price related to the acquisition of our Stratos Lightwave-Florida facility.

         No cash was provided by financing activities in the six months ended October 31, 2001. Net cash provided by financing activities in the six months ended October 31, 2000, consisted primarily of net proceeds of $196.0 million, after related expenses, from our initial public offering, and $1.5 million in advances from a subsidiary of Methode, offset in part by the repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. Subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their overallocation option, at $21 per share in our initial public offering.

         As of October 31, 2001, our principal source of liquidity was approximately $112 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe that our current cash balances will be sufficient to meet our cash needs for working capital and capital expenditures for the next 12 months.

Factors That May Affect Our Future Results

                         Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

        The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 51% and incurred a net loss of $26.0 million during the first six months of fiscal 2002. We expect difficult industry conditions to continue for at least the next three to six months any may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

        Although we have implemented personnel reductions and other cost reduction programs, many of our costs are fixed in the near term and we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing costs and operating expenses if we are to return to profitability. If our efforts to increase our revenues and contain our costs are not successful, we will continue to incur net losses.

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

        .   the level of demand for our customers' products;

        .   the cancellation or postponement of orders;

        .   our ability to manufacture and ship our products on a timely basis;

        .   changes in our product mix;

        .   competitive pressures resulting in lower prices;

        .   our ability to control costs and expenses;

        . the introduction of new products or technologies by us or our competitors;

        . the timing of our receipt of license fees and royalty payments relating to our intellectual property; and

        .   general economic factors.

Our net sales and operating results have been and in one or more future quarters will likely be below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely decline.

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

         The market for our products and technology is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technology on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventory on hand relating to existing products.

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

         Our products comprise only a part of an entire networking system and must comply with evolving industry standards in order to gain market acceptance. In many cases, we introduce a product before an industry standard has become widely accepted and we depend on the companies that provide other components to support industry standards as they evolve. Because industry standards do not exist in some cases at the time we are developing new products, we may develop products that do not comply with the eventual industry standard. If this occurs, we would need to redesign our products to comply with adopted industry standards. In addition, if alternative technologies are adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. If we are required to redesign our products, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. If we are not successful in redesigning our products or developing new products to meet new standards or any other standard that may emerge, our net sales will decline.

We derive a significant portion of our net sales from a few large customers, and our net sales may decline significantly if any of these customers cancels, reduces or delays purchases of our products.

         Our success will depend on our continued ability to develop and manage relationships with significant customers. For the six months ended October 31, 2001, our two largest customers and their respective contract manufacturers accounted for 27% of our net sales, with McData Corporation and Con-Tech Systems Inc. accounting for 22% and 5% of our net sales, respectively. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

         The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. As a result, our relationships with these customers are critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. Our customers have in the past sought price concessions from us and will continue to do so in the future. Also, many of our customers have canceled, reduced or delayed purchases of our products. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of or a significant reduction in orders from one or more of our largest customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could cause our net sales to significantly decline.

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

         We generally do not have long-term contracts with our customers. Sales are typically made pursuant to individual purchase orders, often with extremely short lead times, that may be canceled or deferred by customers on short notice without significant penalty. Our customers base their orders for our products on the forecasted sales and manufacturing schedules for their own products. Our customers have in the past significantly accelerated, canceled or delayed orders for our products in response to unanticipated changes in the manufacturing schedules for their own products, and will likely do so again in the future. During the last nine months, our customers have cancelled a significant number of orders. The reduction, cancellation or delay of individual customer purchase orders has caused and could continue to cause our net sales to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule and may increase our operating expenses.

If we do not decrease our manufacturing costs or increase sales of higher margin products as the average unit price of our existing products decreases, our gross margins will decline.

         The average unit price of our products generally decrease as the products mature in response to increased competition, the introduction of new products and increased unit volumes. Substantially all of our products are designed and manufactured in our own facilities. Accordingly, a significant portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering changes and increases in manufacturing efficiencies. We must also continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Our inability to reduce manufacturing costs or introduce new products with higher average selling prices will cause our gross margins to decline, which would significantly harm our operating results.

The market for optical subsystems and components is highly competitive, which may result in lost sales or lower gross margins.

         The markets for optical subsystems and components are highly competitive and are expected to intensify in the future. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., International Business Machines Corporation and Optical Communications Products, Inc. For optical components, we compete primarily with Infineon Technologies Corp, Lucent Technologies Inc., Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in our consolidating industry in order to gain new technologies or products. Many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, companies with diversified product offerings can better sustain an economic downturn.

         We expect that more companies, including some of our customers, will enter the markets for our products. We may not be able to compete successfully against either current or future competitors. Competitive pressures, combined with weakening demand, may result in further price reductions, lower margins and loss of market share. In addition, some of our current and potential customers are attempting to integrate their operations by producing their own optical subsystems or components or acquiring one or more of our competitors which may eliminate the need to purchase our products. Furthermore, larger companies in other related industries are developing and acquiring technologies and applying their significant resources, including their distribution channels and brand name recognition, in an effort to capture significant market share. While this trend has not historically impacted our competitive position, it may result in future decreases in our net sales.

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

         A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 27.9% of our net sales during the six months ended October 31, 2001 and approximately 19.8% of our net sales in fiscal 2001. Our international operations are subject to a number of risks and uncertainties, including:

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

         .     potentially adverse tax consequences;

         . the potential difficulty in enforcing intellectual property rights in some foreign countries; and

         . acts of terrorism directed against the United States or U.S. affiliated targets.

         These factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

We intend to continue to pursue acquisitions. If we are unable to successfully integrate any businesses or technologies that we previously acquired or acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.

         As part of our strategy, we have in the past and intend in the future to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

         .     use of significant amounts of cash;

         .     the incurrence of debt and contingent liabilities;

         .     potentially dilutive issuances of equity securities;

         .     large one-time write-offs; and

         . amortization expenses related to goodwill and other intangible assets.

         Acquisitions also involve numerous operational risks, including:

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

         In May 2001, we acquired substantially all of the assets of Advanced Interconnection Technology, Inc. If we are unable to successfully integrate this business or any other businesses or technologies that we may acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.

Our inability to protect our intellectual property rights would significantly impair their value and our competitive position.

         We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have numerous issued patents and pending patent applications, we cannot assure you that any patents will issue as a result of our pending patent applications or, if issued, that any patent claim allowed will be sufficiently broad to protect our technology. In addition, we cannot assure you that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us with meaningful protection of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We may be unable to detect the unauthorized use of our intellectual property or to take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation has been necessary and may continue to be necessary in the future to enforce our intellectual property rights. This litigation could be costly and its outcome cannot be predicted with certainty. Our inability to adequately protect against unauthorized use of our intellectual property would significantly impair its value and our competitive position.

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

         Our historical financial information for periods ending on or prior to April 30, 2000 may not reflect what our results of operation, financial position and cash flows would have been had we been a stand-alone company for the periods presented. Methode did not account for us as, and we were not operated as, a stand-alone company during these periods. In addition, our historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that occurred in our cost structure, funding and operations as a result of our separation from Methode, including changes in our management structure and employee benefit plans and the increased costs associated with being a public, stand-alone company.

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

We recently adopted a preferred stock rights plan which has anti-takeover effects.

         We recently entered into a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         Although certain of the Company's subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to the Company. The primary foreign currency exposure arises from the translation of the Company's net equity investment in its foreign subsidiaries to U.S. dollars. The Company generally views as long-term its investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which the Company is exposed are the pound sterling and the Chinese renmimbi.

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

Item 4.     Submission of Matters to a Vote of Security Holders

         At the annual meeting of our stockholders held on August 28, 2001, the only matter considered and voted upon was the election of two Class I directors, Michael P. Galvin and C. Daniel Nelsen, to serve for a three-year term expiring at the 2004 annual meeting of stockholders and until their successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

     Name                       For                     Withheld
     ----                       ---                     --------

     Michael P. Galvin          55,604,673              135,473
     C. Daniel Nelsen           55,602,621              137,525

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits.  Please see the Exhibit Index following the signature
            --------
page.

     (b)    Reports on Form 8-K.  No reports on Form 8-K were filed by the
            -------------------
Registrant in the three months ended October 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   December 13, 2001              Stratos Lightwave, Inc.

                                        By: /s/ James W. McGinley
                                            ------------------------------------
                                                James W. McGinley
                                                President and Chief Executive
                                                Officer

                                        By: /s/ David A. Slack
                                            ------------------------------------
                                                David A. Slack
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

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

_____________________

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