Form 10-Q
period 2002-01-31
STRATOS LIGHTWAVE INC
filed 2002-03-14
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2002, or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ___________

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

                                   ----------



                                 Not Applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                       -

As of March 11, 2002 there were 67,268,094 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX
                                      -----

                                                                                                                  Page
                                                                                                                  ----
PART I            FINANCIAL INFORMATION
    Item 1.       Financial Statements
                  Condensed Consolidated Balance Sheets as of April 30, 2001 and
                  January 31, 2002 (unaudited) .................................................................    2
                  Condensed Consolidated Statements of Operations (unaudited) for the
                  three and nine months ended January 31, 2001 and 2002 ........................................    3
                  Condensed Consolidated Statements of Cash Flows (unaudited) for the
                  nine months ended January 31, 2001 and 2002 ..................................................    4
                  Notes to Condensed Consolidated Financial Statements (unaudited)
                  January 31, 2002 .............................................................................    5
    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations ........   10
    Item 3.       Quantitative and Qualitative Disclosures About Market Risk ...................................   28

PART II.          OTHER INFORMATION
    Item 1.       Legal Proceedings ............................................................................   29
    Item 2.       Changes in Securities and Use of Proceeds ....................................................   30
    Item 6.       Exhibits and Reports on Form 8-K .............................................................   30

SIGNATURES .....................................................................................................   32

INDEX TO EXHIBITS ..............................................................................................   33

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       April 30,        January 31,
                                                                                         2001              2002
                                                                                       ---------        -----------
                                                                                                        (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $125,438       $ 64,747
  Short-term investments ............................................................       20,400         32,500
  Accounts receivable, less allowance ...............................................       24,646         10,693
Inventories:
  Finished products .................................................................        1,551          1,087
  Work in process ...................................................................        2,281          2,000
  Materials .........................................................................       23,430         16,888
                                                                                       -----------       --------
                                                                                            27,262         19,975
Deferred income taxes ...............................................................        2,624          3,255
Prepaid expenses ....................................................................        1,012          1,862
                                                                                       -----------       --------
    Total current assets ............................................................      201,382        133,032
Other assets:
  Goodwill, less accumulated amortization ...........................................       13,472         20,218
  Other .............................................................................          534          4,648
                                                                                       -----------       --------
                                                                                            14,006         24,866
Property, plant and equipment .......................................................       85,181        114,894
  Less allowances for depreciation ..................................................       20,121         29,002
                                                                                       -----------       --------
                                                                                            65,060         85,892
                                                                                       -----------       --------
    Total assets ....................................................................     $280,448       $243,790
                                                                                       ===========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................      $12,993       $  6,317
  Other current liabilities .........................................................        9,875          6,219
                                                                                       -----------       --------
   Total current liabilities ........................................................       22,868         12,536
Long term debt ......................................................................           --          6,736
Deferred income taxes ...............................................................        2,205          3,256
Minority interest ...................................................................          476            488
Stockholders' equity:
  Preferred stock ...................................................................           --             --
  Common stock ......................................................................          641            641
  Additional paid-in capital ........................................................      245,538        245,538
  Retained earnings (deficit) .......................................................        9,075        (25,138)
  Foreign currency translation adjustment ...........................................         (355)          (267)
                                                                                       -----------       --------
   Total stockholders' equity .......................................................      254,899        220,774
                                                                                       -----------       --------
     Total liabilities and stockholders' equity .....................................     $280,448       $243,790
                                                                                       ===========       ========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                      Three Months Ended      Nine Months Ended
                                                          January 31,            January 31,
                                                      -------------------     -----------------------
                                                        2001       2002         2001           2002
                                                      -------    --------     --------       --------
Revenue:
  Net sales ........................................  $40,339     $12,524     $100,734       $ 42,234
  License fees and royalties .......................      226         390        1,103          1,837
                                                      -------     --------    --------       --------
    Total ..........................................   40,565      12,914      101,837         44,071

Costs and expenses:
  Cost of sales ....................................   25,514      11,554       65,686         45,650
  Research and development .........................    3,661       5,589        9,898         21,173
  Sales and marketing ..............................    2,670       1,695        6,911          5,792
  General and administrative .......................    3,679       3,133        8,562         11,370
                                                      -------     --------    ---------      --------
   Total costs and expenses ........................   35,524      21,971       91,057         83,985
                                                      -------     --------    ---------      --------
Income (loss) from operations ......................    5,041      (9,057)      10,780        (39,914)
Interest income, net ...............................    2,365         834        5,930          3,119
                                                      -------     --------    ---------      --------
Income (loss) before income taxes ..................    7,406      (8,223)      16,710        (36,795)
Provision for income taxes (credit) ................    2,590         --         5,850         (2,581)
                                                      -------     --------    ---------      --------
Net income (loss) ..................................   $4,816      (8,223)     $10,860       $(34,214)
                                                      =======     ========    =========      ========
Net income (loss) per share, basic .................    $0.08     $ (0.13)       $0.18        $(0.53)
                                                      =======     ========    =========      ========
Net income (loss) per share, diluted ...............    $0.08     $ (0.13)       $0.17        $(0.53)
                                                      =======     ========    =========      ========
Weighted average number of common shares
outstanding:
  Basic ............................................   64,092      64,092       61,916         64,092
                                                      =======     ========    =========      ========
  Diluted ..........................................   65,095      64,092       62,376         64,092
                                                      =======     ========    =========      ========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended
                                                                                             January 31,
                                                                                      --------------------------
                                                                                         2001             2002
                                                                                      ----------       ---------
Operating activities:
  Net income (loss) ...............................................................  $  10,860         $(34,213)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provision for depreciation and amortization ....................................      5,100             9,929
   Provision for deferred taxes ...................................................         --               421
   Provision for losses on accounts receivable ....................................         --               152
   Change in operating assets and liabilities .....................................   (19,722)             8,532
                                                                                      --------         ---------
Net cash used in operating activities .............................................    (3,762)          (15,179)
Investing activities:
  Purchases of property, plant and equipment ......................................   (31,594)          (21,447)
  Purchases of short-term investments .............................................         --          (34,700)
  Sales of short-term investments .................................................         --            22,600
  Acquisitions ....................................................................      (752)           (8,117)
  Additional purchase price of prior period acquisition ...........................    (2,957)                --
  Other ...........................................................................       (12)              (77)
                                                                                      --------         ---------
Net cash used in investing activities .............................................   (35,315)          (41,741)
Financing activities:
  Net proceeds from initial public offering .......................................    195,465                --
  Loan to Affiliate ...............................................................         --           (3,771)
  Payment of note related to prior period acquisition .............................      (333)                --
  Net cash transfers to Methode Electronics, Inc. .................................    (1,179)                --
                                                                                      --------         ---------
  Net cash provided by (used in) financing activities .............................    193,953           (3,771)
                                                                                      --------         ---------
  Net increase (decrease) in cash and cash equivalents ............................    154,876          (60,691)
  Cash and cash equivalents at beginning of period ................................        537           125,438
                                                                                      --------         ---------
  Cash and cash equivalents at end of period ......................................   $155,413           $64,747
                                                                                      ========         =========

                                                                                        2001             2002
                                                                                      --------         ---------
Supplemental schedule of non cash investing and financing activities:
  Proceeds of long-term debt (including current portion)
  to purchase software and equipment for information technology system ............         --            $9,084

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                January 31, 2002

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2001 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company's expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements. The need for services under these agreements have been substantially reduced at the close of fiscal 2001. Shared services have continued in fiscal 2002 only in the areas of legal and quality control.

     The allocation of Methode corporate expenses was discontinued on May 28, 2000. Subsequent to this date, the Company incurred these corporate expenses either directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in the nine months ended January 31, 2001 were classified as follows:



                                                 in thousands
                                                 ------------
           Cost of sales.......................     $106
           Research and development............        5
           Sales and marketing.................      188
           General and administrative..........      376
                                                    ----
             Total.............................     $675
                                                    ====

     In addition, the Company incurred charges of approximately $54,000 and $333,000 in the three and nine months ended January 31, 2001 and a $4,000 credit and $27,000 credit in the three and nine months ended January 31, 2002 under its transitional service agreements with Methode.

     Short-term investments represent short-term corporate debt that is held to maturity. Cost represents estimated fair value at the balance sheet date and there is no gross unrealized gains or losses. Interest payments are included in investment income.

     Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled $4,879,000 and ($8,340,000) for the third quarters of fiscal 2001 and 2002, and $10,734,000 and ($34,125,000) for the nine months ended January 31, 2001 and 2002.

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

2.   Acquisitions

     On May 31, 2001, the Company purchased, for approximately $8,117,000 in cash including costs of acquisition, substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc.

     The allocation of the purchase price to the net assets acquired was as follows:

       Asset acquired:
         Inventories............................... $  559,000
         Property, plant and equipment.............    318,000
         Other.....................................     50,000
                                                    ----------
           Total assets............................    927,000

       Liabilities assumed:
         Accrued expenses..........................    180,000
                                                    ----------
         Total liabilities.........................    180,000
                                                    ----------
         Net assets acquired.......................    747,000
         Excess purchase price.....................  7,370,000
                                                    ----------
         Purchase price............................ $8,117,000
                                                    ==========


     On November 22, 2000, the Company purchased, for approximately $752,000 in cash including costs of acquisition, substantially all of the net assets of B&H Mold, Inc., a tool manufacturer in Libertyville, Illinois.

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

     The above described acquisitions were accounted for using the purchase method of accounting. If these acquisitions had been made as of the beginning of fiscal 2001, the impact on the Company's operating results would not have been significant.

3.   Income Taxes

     The tax benefit recognized in the nine months ended January 31, 2002 represents the benefit of tax loss carrybacks available to the Company. The Company determined the need for a valuation allowance in the second quarter of fiscal 2002, against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced during the quarter and revised estimates of taxable earnings for the remainder of the fiscal year. As a result, a $13.8 million valuation allowance has been recorded which eliminated the tax benefit attributable to the net losses incurred in the second and third quarters of fiscal 2002 (approximately $9.5 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001.

4.   Long Term Debt

     Long term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system. Information relating to these notes is as follows:


                                           Note 1         Note 2
                                         ----------     ----------
     Current portion.................... $1,088,000     $1,260,000
     Long-term..........................  1,754,000      4,982,000
                                         ----------     ----------
                                         $2,842,000     $6,242,000
                                         ==========     ==========

     Interest rate.....................       3.52%          5.50%
     Payment terms....................    Quarterly        Monthly
     Payment amount...................     $300,587       $107,476
     Maturity.........................      7/31/04       10/01/05


5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share.


                                                               Three Months Ended                  Nine Months Ended
                                                                   January 31,                        January 31,
                                                            ------------------------            ----------------------
                                                              2001            2002                2001          2002
                                                            -------         --------            -------       --------
Numerator - net income (loss).............................  $ 4,816         $ (8,223)           $10,860       $(34,214)
Denominator:
  Denominator for basic earnings (loss) per share-
  weighted-average shares outstanding.....................   64,092           64,092             61,916         64,092
  Dilutive potential common shares-
  employee stock options..................................        3               --                460             --
                                                            -------         --------            -------       --------
  Denominator for diluted earnings (loss) per
  shares-adjusted weighted-average shares and
  assumed conversions.....................................   64,095           64,092             62,376         64,092
                                                            =======         ========           ========       ========
  Basic earnings (loss) per share.........................  $  0.08         $  (0.13)          $   0.18       $  (0.53)
                                                            =======         ========           ========       ========
  Diluted earnings (loss) per share.......................  $  0.08         $  (0.13)          $   0.17       $  (0.53)
                                                            =======         ========           ========       ========

6.   Discontinuance of Development Program

     In November 2001, management decided to discontinue the vertical cavity surface emitting laser (VCSEL) development program at its Bandwidth Semiconductor LLC subsidiary located in Bedford, MA. The Company has incurred or will incur charges of approximately $1.1 million related to the discontinuation of this program for employee severance pay, losses on abandonment of fixed assets and costs to sublease the manufacturing facility. These charges were recorded in the third quarter of the current fiscal year.

7.   Subsequent Event

     On February 4, 2002 the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3.2 million shares of its common stock. In addition, the Company assumed approximately $5.9 million of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3.8 million made by the Company to Tsunami prior to the acquisition. The purchase agreement includes additional contingent consideration of up to $18.0 million in Stratos Common Stock that may become due based upon the attainment of certain performance targets. The transaction will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:





                                                             Three Months Ended                 Nine Months Ended
                                                                 January 31,                       January 31,
                                                           ----------------------             ---------------------
                                                            2001             2002              2001            2002
                                                           -----            -----             -----           -----
Revenue:
  Net sales............................................... 100.0%           100.0%            100.0%          100.0%
  License fees and royalties..............................   0.6              3.1               1.1             4.3
                                                           -----            -----             -----           -----
   Total.................................................. 100.6%           103.1%            101.1%          104.3%

Costs and expenses:
  Cost of sales...........................................  63.2             92.3              65.2           108.1
  Research and development................................   9.1             44.6               9.8            50.1
  Sales and marketing.....................................   6.7             13.5               6.9            13.7
  General and administrative..............................   9.1             25.0               8.5            26.9
                                                           -----            -----             -----           -----
   Total costs and expenses...............................  88.1            175.4              90.4           198.8
                                                           -----            -----             -----           -----
Income (loss) from operations.............................  12.5            (72.3)             10.7           (94.5)

Interest income, net......................................   5.9              6.6               5.9             7.4
                                                           -----            -----             -----           -----
Income (loss) before income taxes.........................  18.4            (65.7)             16.6           (87.1)

Provision for income taxes (credit).......................   6.4             --                 5.8            (6.1)
                                                           -----            -----             -----           -----
Net income (loss).........................................  12.0%           (65.7)%            10.8%          (81.0)%
                                                           =====            =====             =====           =====

Three and Nine Months Ended January 31, 2002 and 2001

     Net Sales. Net sales for the third quarter of fiscal 2002 decreased to $12.5 million from $40.3 million in the same period a year ago. Of the $27.8 million decrease in the third quarter, $18.0 million is from a decrease in net sales of optical subsystems and $9.8 million is from a decrease in net sales of optical components. Net sales for the nine month period ended January 31, 2002 decreased 58% over the same period a year ago to $42.2 million from $100.7 million. Net sales of optical subsystems and optical components decreased $38.2 million and $20.3 million, respectively, in the nine months ended January 31, 2002 over the comparable period last year.

     The decrease in net sales during the three and nine month periods ended January 31, 2002 of our optical subsystems was primarily due to a decrease in sales of our embedded and removable transceivers. The decrease in sales of our optical components was primarily due to a decrease in sales of our optical backplane connectors and cable assemblies. The overall decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $9.9 million as of January 31, 2002 from $34.2 million as of April 30, 2001. Of this $24.3 million decrease in backlog, $17.2 million was due to a decrease in orders for our optical subsystems, and $7.1 million was due to a decrease in orders for our optical components. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees increased to $390,000 in the three months ended January 31, 2002 from $226,000 in the three months ended January 31, 2001. License fees increased to $1,837,000 in the nine months ended January 31, 2002 from $1,103,000 in the comparable period last year. These increases are primarily from the addition of two new licensees in the fourth quarter of fiscal 2001, offset in part by generally lower sales of optical subsystems and components among licensees, consistent with general economic conditions in the optical networking market. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales decreased to $11.5 million in the three months ended January 31, 2002 from $25.5 million in the three months ended January 31, 2001 and to $45.6 million for the nine months ended January 31, 2002 compared to $65.7 million in the nine months ended January 31, 2001. Gross profit as a percentage of net sales, or gross margin, decreased to 7.7% in the three months ended January 31, 2002 from 36.8% in the three months ended January 31, 2001. Approximately 17.0 percentage points of the
29.1 percentage point decrease in gross margin was due to the decline in sales,
6.9 percentage points was due to the expenses related to the discontinuance of the VCSEL development program at our Bandwidth Semiconductor subsidiary and 9.6 percentage points was due to a charge for obsolete and slow moving inventory. These factors were offset by the sale of approximately $555,000 million of inventory that was previously considered excess and fully reserved against its cost in the fourth quarter of fiscal year 2001. The sale of this inventory favorably impacted gross margin by 4.4 percentage points.

     The gross margin decreased to negative (8.1)% for the nine months ended January 31, 2002 from 34.8% in the comparable period last year. Approximately
22.9 percentage points of the 42.9 percentage point decrease in gross margin was due to charges for obsolete and slow moving inventory, 16.0 percentage points of the decrease in gross margin was a result of the decline in sales, 2.1 percentage points was due to the expenses related to the discontinuance of the VCSEL development program at our Bandwidth Semiconductor subsidiary, 2.5 percentage points was due to customer returns of unusable inventory and approximately 3.0 percentage points was due to a decline in the average unit selling price for our products due primarily to pricing pressures and product mix. These factors were offset by the sale of approximately $1.5 million of inventory that was previously considered excess and fully reserved against its cost in the fourth quarter of fiscal year 2001. The sale of this inventory favorably impacted gross margin by 3.6 percentage points.

     Cost of sales was charged approximately $1.2 million and $9.7 million in the three and nine months ended January 31, 2002 to increase the reserve for obsolete and excess inventory. The reserve was decreased by approximately $723,000 and $2.8 million in the three and nine months ended January 31, 2002 to account for the disposal of obsolete and excess inventory.

     Research and Development. Research and development expenses increased to $5.6 million in the three months ended January 31, 2002 from $3.6 million in the three months ended January 31, 2001. This increase of $2.0 million was due primarily to $1.0 million in material and overhead costs related to major product development projects (including $150,000 related to the discontinuance of the VCSEL development program at our Bandwidth Semiconductor subsidiary), $500,000 of additional personnel costs dedicated to research and development and $500,000 for new and expanded research and development facilities in Chicago, IL and Hudson, New Hampshire.

     Research and development expenses increased to $21.2 million in the nine months ended January 31, 2002 from $9.9 million in the nine months ended January 31, 2001. This increase of $11.3 million was due primarily to $6.2 million in material and overhead costs related to major product development projects (including $150,000 related to the discontinuance of the VCSEL development program at our Bandwidth Semiconductor subsidiary), and $1.9 million of material costs related to scrap experienced in increasing the performance specifications of our products to exceed the current product requirements of our customers, $3.6 million of additional personnel costs dedicated to research and development, and $1.5 million for new and expanded research and development facilities in Chicago, Illinois and Hudson, New Hampshire.

     Sales and Marketing. Sales and marketing expenses decreased to $1.7 million in the three months ended January 31, 2002 from $2.7 million in the three months ended January 31, 2001. This $1.0 million decrease was due to a decrease of $450,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $550,000 in field sales operating costs supporting our sales volume.

     Sales and marketing expenses decreased to $5.8 million in the nine months ended January 31, 2002 from $6.9 million in the comparable period last year. This $1.1 million decrease was due both to a decrease of $500,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $600,000 in field sales operating costs supporting our sales volume.

     General and Administrative. General and administrative expenses decreased to $3.1 million in the three months ended January 31, 2002 from $3.7 million in the three months ended January 31, 2001. This $600,000 decrease was primarily due to the reduction in corporate management costs after the effect of costs ($75,000) related to the discontinuance of the VCSEL development program at our Bandwidth Semiconductor subsidiary.

     General and administrative expenses increased to $11.4 million in the nine months ended January 31, 2002 from $8.6 million in the comparable period last year. This $2.8 million increase was primarily due to a $2.1 million increase in the allowance for doubtful accounts, and $700,000 of additional corporate management and legal costs including $75,000 related to the discontinuance of the

VCSEL development program at our Bandwidth Semiconductor subsidiary and approximately $285,000 of costs associated with corporate development activities.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms and our days sales in accounts receivable increased to 85 days at April 30, 2001. Days sales in accounts receivable improved to 77 days at January 31, 2002. During the first quarter of fiscal year 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded a $2.1 million provision for doubtful accounts in the first quarter of fiscal year 2002.

     Investment Income, Net. Investment income, net of investment expense, decreased to $834,000 in the three months ended January 31, 2002 from $2.4 million in the three months ended January 31, 2001 and decreased to $3.1 million in the nine months ended January 31, 2002 from $5.9 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances and the decreases of this income in the three and nine month periods ended January 31, 2002 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

     Income Taxes. The tax benefit recognized in the nine months ended January 31, 2002 represents the benefit of tax loss carrybacks available to the Company. We determined the need for a valuation allowance in the second quarter of fiscal 2002, against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced during the quarter and our revised estimated of taxable earnings for the remainder of the fiscal year. As a result, a $13.8 million valuation allowance has been recorded which eliminated the tax benefit attributable to the net losses incurred in the second and third quarters of fiscal 2002 (approximately $9.5 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $15.2 million for the nine months ended January 31, 2002. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Net cash used in operating activities was $3.8 million for the nine months ended January 31, 2001. Cash used in operating activities resulted primarily from increases in accounts receivable and inventories offset in part by net income and increases in accounts payable and accrued expenses.

     Net cash used in investing activities totaled $41.7 million in the nine months ended January 31, 2002, including $21.5 million for the purchase of equipment and facilities, a $12.1 million net increase in short-term investments and $8.1 million for the acquisition of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc. Net cash used in investing activities totaled $35.3 million in the nine months ended January 31, 2001, including $31.6 million for the purchase of equipment and facilities, $3.0 million for additional purchase price related to the acquisition of our Stratos Lightwave-Florida facility, and $752,000 for the acquisition of substantially all of the assets of B&H Mold, Inc.

     Cash used in financing activities in the nine months ended January 31, 2002 represents an advance of $3,771,000 to Tsunami Optics, Inc. Net cash provided by financing activities in the nine months ended January 31, 2001, consisted primarily of net proceeds of $196.0 million, after related expenses, from our initial public offering, and $1.5 million in advances from a subsidiary of Methode, offset in part by the repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. Subsidiary. We sold 10,062,500 shares of common stock, including the underwriters' exercise of their overallocation option, at $21 per share in our initial public offering.

     As of January 31, 2002, our principal source of liquidity was approximately $97.2 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. We believe that our current cash balances will be sufficient to meet our cash needs for working capital and capital expenditures for the next 12 months.

Factors That May Affect Our Future Results

                         Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 58% and incurred a net loss of $34.2 million during the first nine months of fiscal 2002. We expect difficult industry conditions to continue for at least the next three to six months and may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

We derive a significant portion of our net sales from a few large customers, and our net sales may decline significantly if any of these customers cancels, reduces, returns or delays purchases of our products.

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the nine months ended January 31, 2002, our two largest customers and their respective contract manufacturers accounted for 28% of our net sales, with McData Corporation and Con-Tech Systems Inc. accounting for 24% and 4% of our net sales, respectively. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

     The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. As a result, our relationships with these customers are critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. Our customers have in the past sought price concessions from us and will continue to do so in the future. Also, many of our customers have canceled, reduced, returned or delayed purchases of our products. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of or a significant reduction in orders from one or more of our largest customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could cause our net sales to significantly decline.

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

     We generally do not have long-term contracts with our customers. Sales are typically made pursuant to individual purchase orders, often with extremely short lead times, that may be canceled or deferred by customers on short notice without significant penalty. Our customers base their orders for our products on the forecasted sales and manufacturing schedules for their own products. Our customers have in the past significantly accelerated, canceled or delayed orders for our products in response to unanticipated changes in the manufacturing schedules for their own products, and will likely do so again in the future. During the last twelve months, our customers have cancelled a significant number of orders. The reduction, cancellation or delay of individual customer purchase orders has caused and could continue to cause our net sales to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule and may increase our operating expenses.

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

     The markets for optical subsystems and components are highly competitive and are expected to intensify in the future. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., JDS Uniphase Corporation and Optical Communications Products, Inc. For optical components, we compete primarily with Infineon Technologies Corp, Lucent Technologies Inc., Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in our consolidating industry in order to gain new technologies or products. Many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, companies with diversified product offerings can better sustain an economic downturn.

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

We depend on suppliers for several key components. If we underestimate or overestimate our requirements for these components, our business could be significantly harmed.

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

     We make forecasts for our component requirements based on anticipated product orders. Although we enter into long-term agreements for the purchase of key components from time to time, our purchases of key components are generally made on a purchase order basis. We may also maintain an inventory of limited source components to limit the potential impact of a component shortage. We may not accurately predict the demand for our products and the lead-time required to obtain key components. If we overestimate our requirements, we may have excess inventory, which may become obsolete and would increase our costs. If we underestimate our requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would significantly harm our business.

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

     A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 28.3% of our net sales during the nine months ended January 31, 2002 and approximately 19.8% of our net sales in fiscal 2001. Our international operations are subject to a number of risks and uncertainties, including:

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

We intend to pursue additional acquisitions. If we are unable to successfully integrate any businesses or technologies that we acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.

     As part of our strategy, we intend to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

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

     If we are unable to successfully integrate these businesses or any other businesses or technologies that we may acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.

Our recent acquisitions have not generated significant sales and require significant amounts of capital. If these businesses do not become profitable, our operating results could be seriously harmed.

     In May 2001, we acquired substantially all of the assets of Advanced Interconnection Technology, Inc. In February 2002, we acquired all of the capital stock of Tsunami Optics, Inc. The integration of these businesses into our company is not complete. These businesses are expected to focus on the development and introduction of new products and have not generated significant revenues to date. In addition, these businesses have or will require significant amounts of capital to support their product development activities, and we expect to continue to invest substantial amounts of capital in these businesses for the foreseeable future. If these businesses do not become profitable, our operating results could be seriously harmed.

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

     Methode and Stratos are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp., Optical Communications Products, Inc. and E20, Inc. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon certain Stratos patents. The defendants in these lawsuits have filed various affirmative defenses.

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

We recently adopted a shareholder rights plan which has anti-takeover effects.

     We recently entered into a shareholder rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

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

Pending Litigation

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

     Methode and Stratos are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. and Optical Communications Products, Inc. in the U.S. District Court for the Northern District of California and E2O, Inc. in the District Court for the District of Delaware. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon up to nine of our patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuits.

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

Settled Litigation

     Stratos was previously a plaintiff in a lawsuit against Finisar Corporation pending in the United States District Court for the Northern District of California. In this action, Stratos alleged that optoelectronic products sold by Finisar infringed upon certain Stratos' patents. Finisar had filed various affirmative defenses and counterclaims against Stratos, including claims that Finisar invented and was the rightful owner or co-owner of the subject patents.

     In February 2002, Methode, Stratos and Finisar entered into an agreement under which they dismissed their claims against one another and released each other from claims pending prior to the agreement, including Finisar's claims of ownership and inventorship and Stratos' claims of patent infringement and damages. However, neither party believes that the agreement will have a material adverse effect on its business or financial condition.

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

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $68.7 million for general corporate purposes and the purchase of equipment and facilities, payments of $11.8 million in connection with various acquisitions, $3.8 million for a loan to Tsunami Optics, Inc., repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits. Please see the Exhibit Index following the signature page.
          --------

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Registrant in the three months ended January 31, 2002. The Registrant filed a Current Report on Form 8-K on February 15, 2002 to report the acquisition of Tsunami Optics, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2002            Stratos Lightwave, Inc.

                                  By: /s/  James W. McGinley
                                      ------------------------------------------
                                           James W. McGinley
                                           President and Chief Executive Officer

                                  By: /s/  David A. Slack
                                     -------------------------------------------
                                           David A. Slack
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document
-------   -----------------------

  3.1     Certificate of Incorporation of Registrant (1)
  3.2     Restated Certificate of Incorporation of Registrant (1)
  3.3     Bylaws of Registrant (1)
  3.4 Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2
  4.1     Specimen certificate representing the common stock (1)
  4.2 Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC (2)
 10.1 Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
 10.2 Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (3)
 10.3 Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (3)
 10.4 Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
 10.5 Employee Matters Agreement between Methode Electronics, Inc. and Registrant (1)
 10.6 Registration Rights Agreement between Methode Electronics, Inc. and Registrant (3)
 10.7 General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
 10.8 Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
 10.9     Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (4)
 10.10 Promissory Note of the Registrant payable to Methode Development Company (1)
 10.11 Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (5)
 10.12    Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (6)

-------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.

(2)  Incorporated by reference to the Registrant's Form 8-K dated March 22,
     2001.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.

(5) Incorporated by reference to the Registrant's Form 8-K dated February 15, 2002.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated January 31, 2002.