Form 10-K
period 2002-04-30
STRATOS LIGHTWAVE INC
filed 2002-07-29
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended April 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to _________

        Commission File Number:   0-30869


                             STRATOS LIGHTWAVE, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       36-4360035
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       7444 West Wilson Avenue
          Chicago, Illinois                                 60706
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (708) 867-9600

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: $.01 par value
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

The aggregate market value of the $.01 par value common stock held by non-affiliates of the registrant on July 22, 2002, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $66,131,932.

The registrant had 72,781,287 shares of $.01 par value common stock outstanding as of July 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders to be held on September 20, 2002 which will be filed within 120 days of April 30, 2002 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

Section                                                                                 Page
-------                                                                                 ----
Forward-Looking Statements. .............................................................. 2

PART I

Item 1.   Business ....................................................................... 2
Item 2.   Properties .................................................................... 13
Item 3.   Legal Proceedings ............................................................. 14
Item 4.   Submission of Matters to a Vote of Security Holders ........................... 15

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ......... 17
Item 6.   Selected Financial Data ....................................................... 18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations ............................................................... 20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .................... 39
Item 8.   Financial Statements and Supplementary Data ................................... 39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure .................................................................. 39

PART III

Item 10.  Directors and Executive Offices of the Registrant ............................. 40
Item 11.  Executive Compensation ........................................................ 41
Item 12.  Security Ownership of Certain Beneficial Owners and Management ................ 41
Item 13.  Certain Relationships and Related Transactions ................................ 41

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............. 42
Item 14A. Index to Financial Statements and Financial Statement Schedule ............... F-1

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

                                     PART I

Item 1.       Business

Overview

         We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. Our optical subsystems convert electronic signals into optical signals and back to electronic signals, thereby facilitating the transmission of information over optical communication networks. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks (MANs), wide area networks (WANs), long distance telecommunication networks, and military communications. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, Infiniband, ESCON, and synchronous optical network (SONET). We also design, manufacture and sell a line of optical components, cable assemblies and fiber management products for use in these networks.

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

Industry Background

         Increasing Demand for Higher Bandwidth

         Over the last decade, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications such as Internet access, e-commerce, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased the amount of data transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks which traditionally have relied primarily on the transmission of electronic signals.

         Use of Optical Technology in Communications Networks

         To address expanding bandwidth and transmission distance requirements, new communication equipment was developed using optical technology for high data rate networking, data storage and telecommunication applications. Optical technology uses light instead of electricity to transmit information. An optical network is comprised of a series of network devices, such as hubs, switches, servers and storage elements, which are interconnected with fiber optic cabling and free space optical links.

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

         Fibre Channel in Storage Area Networks. Data storage technology is evolving rapidly. Early storage networks used a standard interface protocol known as the small computer systems interface or SCSI, which allows storage devices and servers to communicate at speeds limited to 40 or 80 Megabytes per second over a maximum transmission distance of no greater than 25 meters and to support the connection of a maximum of 15 devices. Although these distances and speeds were sufficient for early storage applications, SCSI has become a limiting technology for newer SANs, which require networking at high speeds over long distances and scalability to interconnect large numbers of users.

         To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel allows up to 126 devices to communicate with each other at rates up to 1.0625 Gbps over distances up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. The next generation of SAN products will operate at speeds of 2.125 Gbps. Fibre Channel also is scalable and expected to support systems with data rates of 8 Gbps and higher. Fibre Channel-based SANs enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. Each Fibre Channel switch port relies on a subsystem to transmit and receive data.

         Increasing Penetration of Optical Technology in MANs, WANs and Telecommunication Networks

         Metropolitan and Wide Area Networks. The increased transmission capabilities of optical technology have allowed for the geographic extension of LANs and SANs through the use of extended networks, such as MANs and WANs. These networks enable enterprises to interconnect network systems throughout a corporate campus or wide geographic area rather than within a single building. Interconnections between network systems are performed by switches and routers that use optical subsystems to effect the necessary conversions between electronic and optical systems. In addition, optical components are used at each interface to join optical fibers in cable-to-cable and cable-to-optical subsystem connections. These networks enable business enterprises to use their networks for enhanced applications, such as real-time backup data storage at longer distances for disaster protection. In addition, these networks offer organizations a cost-effective way to address increased bandwidth requirements.

         Telecommunication Networks. Optical technology also is being used in high data rate telecommunication applications, including the intra-office connection of clusters of telecommunication switches based on the SONET and ATM protocols. SONET switches and ATM access switches are often used in telecommunication networks to switch regional traffic and route long distance traffic. Newest generation networks are also applying Ethernet protocols to these telecommunication networks. In these core networks, multiple switches are often grouped together within a service provider's central office network. The interconnections between these systems are often provided by optical subsystems and components.

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

Products

         We design, manufacture and sell a broad line of high-performance, optical subsystems and components. Our products are designed for the various fiber optic interfaces on the market today, including the SC and LC interfaces. The SC fiber optic interface is one of the most common interfaces used in optical network applications. This interface was designed to be used over the entire range of optical network applications. The LC fiber optic interface is one-half the size of the SC interface and was designed to meet the higher port density requirements of space restricted applications. The LC interface is an evolutionary version of the SC interface that shares proven connector technology. As network demands have required ever greater port density and cost reduction, several connectors have emerged based on the multi-fiber MT ferrule. These ferrules commonly contain up to 24 fibers in the space of an SC interface. We manufacture MPX compatible, HBMT compatible, and MTP/MPO connectors and cable assemblies, and optical flex circuits terminated with these connectors to take advantage of the MT technology.

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

         The following table summarizes the capabilities of our optical subsystems:

-------------------------------------------------------------------------------------------------------------------
Fiber Optic Interface/Form Factor         Data Rate/Protocol              Wavelength (nm) / Mode / Distance
-------------------------------------------------------------------------------------------------------------------
Embedded Transceivers
-------------------------------------------------------------------------------------------------------------------
SC Embedded-Standard Form Factor          2.5 Gbps-Infiniband             850nm Multimode-500 meters
"1x9 - Conventional Format"               1.25 Gbps-Gigabit Ethernet      1310nm Single mode-20 kilometers
                                          1.0625 Gbps-Fibre Channel
                                          622 Mbps-OC-12
                                          155 Mbps-OC-3
-------------------------------------------------------------------------------------------------------------------
LC Embedded-Small Form Factor             2.5 Gbps-Infiniband             850nm Multimode-500 meters to 2
"Small Form Factor"                       2.488 Gbps-SONET OC-48          kilometers
                                          2.125 Gbps-2xFibre Channel      1300nm Single mode-20 kilometers
                                          1.5 Gbps-Video
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                          1.25 Gbps-Gigabit Ethernet
                                          1.0625 Gbps-Fibre Channel
                                          622 Mbps-OC-12
                                          155 Mbps-ATM OC-3
                                          200 Mbps-ESCON
                                          100 Mbps-Fast Ethernet
-------------------------------------------------------------------------------------------------------------------
LC Embedded-RJ Size                       2.5 Gbps-Infiniband             850nm Multimode - 500 meters to 2
"Single Port RJ-Format"                   2.125 Gbps-2xFibre Channel      kilometers
                                          1.25 Gbps-Gigabit Ethernet      1300nm Single mode-20 kilometers
                                          1.0625 Gbps-Fibre Channel
                                          155 Mbps-ATM OC-3
                                          100 Mbps-Fast Ethernet
-------------------------------------------------------------------------------------------------------------------
4 Port LC Embedded-RJ Size                2.5 Gbps-Infiniband             850nm Multimode-500 meters
"4 Port RJ-Format"                        2.125 Gbps-2xFibre Channel      1310nm Single mode-20 kilometers
                                          1.25 Gbps-Gigabit Ethernet
                                          1.0625 Gbps-Fibre Channel
                                          155 Mbps-OC-3
                                          100 Mbps-Fast Ethernet
                                          10 Mbps-Ethernet
-------------------------------------------------------------------------------------------------------------------
Internal Removable Transceivers
-------------------------------------------------------------------------------------------------------------------
SC Removable-Standard Form Factor         2.125 Gbps-2xFibre Channel      850nm Multimode-500 meters
"Gigabit Interface Converter" or          1.25 Gbps-Gigabit Ethernet      1310nm Single mode-20 kilometers
"GBIC"                                    1.0625 Gbps-Fibre Channel       1550nm Single mode-70 kilometers
-------------------------------------------------------------------------------------------------------------------
LC Removable-Small Form Factor            2.5 Gbps-Infiniband             850nm Multimode-500 meters
"Small Form Factor Pluggable" or "SFP"    2.488 Gbps-SONET OC-48          1310nm Single mode-20 kilometers
                                          2.125 Gbps-2xFibre Channel
                                          1.5 Gbps-Video
                                          1.25 Gbps-Gigabit Ethernet
                                          1.0625 Gbps-Fibre Channel
                                          622 Mbps-OC-12
                                          200 Mbps-ESCON
                                          155 Mbps-OC-3
                                          100 Mbps-Fast Ethernet
-------------------------------------------------------------------------------------------------------------------
External Removable Transceivers
-------------------------------------------------------------------------------------------------------------------
SC Removable-External Form Factor         2.125 Gbps-2xFibre Channel      850nm Multimode-500 meters
"Media Interface Adapter" or "MIA"        1.25 Gbps-Gigabit Ethernet      1310nm Single mode-20 kilometers
                                          1.0625 Gbps-Fibre Channel
-------------------------------------------------------------------------------------------------------------------
LC Removable-External Form Factor         2.125 Gbps-2xFibre Channel      850nm Multimode-500 meters
"Mini Media Interface Adapter" or         1.25 Gbps-Gigabit Ethernet      1310nm Single mode-20 kilometers
"Mini MIA"                                1.0625 Gbps-Fibre Channel
-------------------------------------------------------------------------------------------------------------------

         Embedded Transceivers. Embedded transceivers are designed to be directly attached to a printed circuit board. Our embedded 850nm transceivers feature VCSELs that perform more reliably over time and over extreme temperatures than previously used edge emitting laser devices. We believe our transceivers deliver some of the lowest radiated electromagnetic interference levels in the industry, assisting our customers in achieving required FCC certification. Our highly miniaturized optical RJ-format transceivers use the identical shell and external port dimensions as the most common copper-wired network interface, allowing manufacturers to use the same cabinetry, port labels and panel cutouts of previous electronic-signal based designs.

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

         Multi-Channel Parallel Optical Links. Multi-channel optical links use VCSEL arrays to achieve signal densities up to an order of magnitude higher than SFF transceivers. Initial application for these devices are as high data rate, very short-range (VSR) data links to support the network architecture of large optical switches and routers.

         Optical Components

         Our passive network elements include optical interconnect products, WDM modules, fiber packaging services and related accessories.

         High Density Backplane Connectors. Fiber optic backplane connectors are high density connectors specifically designed for internal systems such as switches. These connectors are increasingly replacing electronic interconnections inside many high-performance systems, solving many of the heat, distance and electromagnetic interference problems associated with standard electronic based wiring. Our MPX(TM) compatible, HBMT compatible, and MTP/MPO compatible fiber optic backplane connectivity systems offers very high-density connectivity in backplane applications such as those used in high speed data networking and telecommunications switching equipment.

         Optical Flex Circuits. Optical Flex circuits provide OEM customers the optical equivalent of the copper printed circuit board. Designed to facilitate extremely high fiber counts with complex custom layouts, Optical Flex circuits have all the channels, ports and fiber routings preconfigured to reduce installation time and simplify system architecture. Utilizing discreet Singlemode or Multimode fibers, sophisticated computer aided machining can precisely manufacture Optical Flex circuits in any routing matrix, size or shape. We provide a wide variety of Optical Flex circuit interconnect options including MPX(TM) compatible, HBMT compatible, MTP/MPT compatible, MP, LC, MT-RJ, FC, ST and SC. Each Optical Flex circuit is factory terminated and is optically tested providing system designers a true plug and play option in an optical domain.

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

         Optical Multiplexing and Coupling Components. We design, manufacture, and sell a range of components that separate and combine up to 16 transmission streams of different wavelengths from and onto a single fiber. These components are generally known as coarse wave division multiplexers/demultiplexers (CWDM). These components allow system designers to increase utilization of installed fiber plant in metropolitan and local area networks. Additionally we design, manufacture, and sell a product known as an interleaver which combines two streams of closely spaced wavelengths into one stream of greater wavelength density. Generally known as dense wavelength division multiplexing (DWDM), it combines multiple wavelength streams onto installed fiber plant to increase utilization. Our interleaver can double the density of two DWDM streams, doubling fiber utilization.

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

         Specialty Fiber Assemblies. We manufacture custom integrated optical connector assemblies where our specialized capabilities can be used to provide our customers with value-added products. These capabilities include precision connection of optoelectric devices to active subsystems, air tight fiber optic connections used in laser packaging applications, precision attachment of connectors to fiber optic cable, direct attachment of multi-fiber assemblies to integrated circuits, and assembly, splicing and termination of high density fiber optic connectors.

         Other Accessories. Our multi-fiber adapters are physically configured to translate between cabling systems and devices with incompatible interconnection geometries. Our test loop-backs monitor on-line performance and fault location. Other accessories include our family of high density, ready-to-install fiber management cassettes, manifolds and cabinets.

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

         We currently manufacture our gigabit optical subsystems and components in our Chicago, Illinois facilities. Our megabit optical subsystems are manufactured at our Palm Bay, Florida facility. These operations involve high-capacity pick-and-place equipment, wave and convection-reflow soldering systems, precision plastic molding equipment, evaporative metal deposition chambers, automated and semi-automated chip-to-wire bonding equipment and laser welding systems as well as extensive test equipment laboratories, clean-room capacity and in-house tool-making capability. We currently fabricate compound semiconductor wafers using metallorganic chemical vapor deposition reaction chambers and related ancillary and test equipment in Hudson, New Hampshire.

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

Research and Development

         As of April 30, 2002, we had 104 employees engaged in research and development, including 16 engineers with Ph.Ds. Our research and development expenses were $28.1 million, $14.7 million and $7.0 million in fiscal 2002, 2001 and 2000, respectively.

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

         A small number of customers have historically accounted for a significant portion of our net sales. For fiscal 2002, McData Corporation, our largest customer, accounted for 24% of our net sales. For fiscal 2001, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. For fiscal 2000, our three largest customers and their respective contract manufacturers accounted for 44% of our net sales, with Cisco Systems, Nortel Networks and Alcatel Network Systems accounting for 26%, 10% and 8% of our net sales, respectively.

Backlog

         Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2002 and April 30, 2001, our backlog was approximately $8.4 million and $34.2 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.

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

         For optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., JDS Uniphase Corporation and Optical Communications Products, Inc. For optical components, we compete primarily with Infineon Technologies Corp., Lucent Technologies, Inc., Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to:

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

Intellectual Property

         We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of April 30, 2002, we had 104 U.S. patents issued and 32 U.S. patent applications pending. Our issued patents expire between 2005 and 2022. Policing unauthorized use of our products and technology is difficult. We file patent applications and other registrations in foreign countries to establish and protect our proprietary rights where we believe such filings are necessary to protect our technology. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Our inability to adequately protect against unauthorized use of our intellectual property could devalue our property content and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not we are successful. Litigation may be necessary in the future to enforce our intellectual property rights.

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

Employees

         As of April 30, 2002, we employed a total of 612 full-time employees, 389 of whom were primarily engaged in manufacturing, 104 of whom were engaged in research and development, 47 of whom were engaged in sales, marketing and technical support, and 72 of whom were engaged in administration. We also from time to time employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Geographic Areas

         Information concerning our operations in different geographic regions is set forth in Note 13 to our financial statements included in Item 14 of this Annual Report on Form 10-K.

Item 2.      Properties

         Our corporate headquarters are located in Chicago, Illinois. This facility occupies two buildings owned by us with approximately 88,500 total square feet and contains our administrative offices, sales and marketing offices, research and development facilities and primary optical subsystems manufacturing facility. In addition, we own an approximately 60,000 square foot facility in Chicago, Illinois which contains our primary optical components manufacturing facility. We own an approximately 16,000 square foot facility in Palm Bay, Florida, which contains administrative offices, sales and marketing, research and development, and manufacturing facilities. We also own an approximately 90,000 square foot facility for research and development, sales and marketing and manufacturing operations in Hudson, New Hampshire.

         We lease approximately 38,000 square feet in Mountain View, California for administrative, sales and marketing, and research and development. This lease expires in August 2007. We lease approximately 15,000 square feet for design and manufacturing in Haverhill, Suffolk, United Kingdom. This lease expires in 2010. In addition, we lease approximately 20,000 square feet in Hauppauge, New York for design and manufacturing. This lease expires in September 2004. We also lease an approximately 15,000 square foot manufacturing facility in Shenzhen, China. This lease expires in September, 2009.

         We believe our facilities are adequate to meet our current needs.

Item 3.       Legal Proceedings

         From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a lawsuit may harm our business, financial condition or results of operation. Our management believes that the resolution of these lawsuits and legal proceedings will not have a significant effect on the Company's business, financial condition or results of operation.

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

         In June 2002, Catherine Lego, as representative of the former stockholders of Tsunami Optics, Inc. filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company's acquisition of Tsunami Optics, Inc. in February 2002. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the $18 million earn-out payment provided for in the acquisition agreement. The complaint also alleges failure of consideration in connection with the acquisition agreement, and breach of covenants of good faith and fair dealing. Plaintiff is seeking a declaratory judgment that the Company has materially breached the agreement and $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims.

         In a separate action filed in the Circuit Court of Cook County, Illinois, the Company filed suit against James P. Campbell and Catherine Lego, individually. In its complaint, the Company seeks declaratory judgment that the Company has the right to make changes in Tsunami's business under the agreement for the Tsunami acquisition. The complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition and a claim for breach of fiduciary duty against Campbell. The complaint seeks compensatory and punitive damages. The Company's management believes that the resolution of these lawsuits will not have a significant effect on the Company's business or financial condition.

         We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. in the U.S. District Court for the Northern District of California and E2O, Inc. in the District Court for the District of Delaware. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon up to nine of our patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously.

Item 4.      Submission of Matters to a Vote of Security Holders

         There were no matters submitted to security holders during the fourth quarter of fiscal 2002.

                      Stratos Lightwave Executive Officers

         The following table sets forth information concerning our executive officers:

Name                          Age      Positions
----                          ---      ---------
James W. McGinley             47       President, Chief Executive Officer and Director since April
                                       2000.  Mr. McGinley was President of Methode Electronics, Inc.
                                       from August 1998 through June 2000.  Mr. McGinley served as
                                       President of Methode Electronics' Optical Interconnect Products
                                       Division from January 1995 through July 1998.  Mr. McGinley has been a director of Methode since 1993.

David A. Slack                49       Vice President, Finance and Chief Financial Officer since April
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

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         Our common stock is currently traded on the Nasdaq National Market under the symbol "STLW." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Fiscal Year Ended April 30, 2002:                                         High         Low
--------------------------------                                          ----         ---
First Quarter .........................................................   $14.069      $ 8.810
Second Quarter ........................................................   $ 9.960      $ 3.450
Third Quarter .........................................................   $ 7.190      $ 4.010
Fourth Quarter ........................................................   $ 5.980      $ 2.720

Fiscal Year Ended April 30, 2001:
--------------------------------
First Quarter (June 27, 2000 through July 31, 2000) ...................   $56.125      $26.000
Second Quarter ........................................................   $50.500      $21.313
Third Quarter .........................................................   $27.625      $ 9.063
Fourth Quarter ........................................................   $14.125      $ 5.375

         The closing price of our common stock on July 22, 2002 was $0.91. The approximate number of stockholders of record on July 22, 2002 was 1,173, excluding shares held in street name.

Dividends

         We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Equity Compensation Plan Information

         The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2002.

                      Equity Compensation Plan Information

                                                                                                Number of securities
                                                                                                remaining available
                                                                                                for future issuance
                                           Number of securities                                 under equity
                                           to be issued upon          Weighted-average          compensation plans
                                           exercise of                exercise price of         (excluding
                                           outstanding options,       outstanding options,      securities reflected
Plan category                              warrants and rights        warrants and rights       in the first column)
-------------                              -----------------------    ----------------------    ----------------------
Equity compensation plans
  approved by security holders ........                 7,590,546                    $13.20                 1,409,454
Equity compensation plans not
  approved by security holders ........                 1,010,632                      4.13                   139,368
                                           -----------------------    ----------------------    ----------------------
   Total ..............................                 8,601,178                    $12.14                 1,548,822
                                           =======================    ======================    ======================

Item 6.     Selected Financial Data

         You should read the following selected combined financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined financial statements and the related notes included elsewhere in this report.

         The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of April 30, 2002 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 1999 and 1998 and the consolidated balance sheet data as of April 30, 2000, 1999 and 1998 are derived from consolidated audited financial statements not included in this report.

                                                                   Fiscal Year Ended April 30,
                                             -------------------------------------------------------------------------
                                                 2002            2001            2000           1999           1998
                                             ------------    ------------    -----------    -----------    -----------
                                                                 (in thousands, except share data)
Statement of Operations Data:
Revenue:
   Net sales .............................    $   56,387      $  126,902      $  71,785      $  46,458      $  24,158
   License fees and royalties ............         3,622           4,873          1,459             50            188
                                             ------------    ------------    -----------    -----------    -----------
                                                  60,009         131,775         73,244         46,508         24,346
Cost and expenses:
   Cost of sales (1) .....................        64,713          89,617         48,064         29,543         17,656
   Research and development (2) ..........        28,087          14,729          7,045          3,301          2,353
   Sales and marketing ...................         7,999           9,146          6,724          4,514          2,945
   General and administrative (3) ........        37,349          13,367          5,361          3,518          2,820
                                             ------------    ------------    -----------    -----------    -----------
     Total costs and expenses ............       138,148         126,859         67,194         40,876         25,774
                                             ------------    ------------    -----------    -----------    -----------
Income (loss) from operations ............       (78,139)          4,916          6,050          5,632         (1,428)
Investment income, net ...................         3,368           7,770             --             --             --
                                             ------------    ------------    -----------    -----------    -----------
Income (loss) before income taxes ........       (74,771)         12,686          6,050          5,632         (1,428)
Provision for income taxes (credit) ......        (2,581)          3,510          2,260          2,130           (570)
                                             ------------    ------------    -----------    -----------    -----------
Net income (loss) ........................    $  (72,190)     $    9,176      $   3,790      $   3,502      $    (858)
                                             ============    ============    ===========    ===========    ===========

Net income (loss) per share, basic and
  diluted ................................    $    (1.11)     $     0.15      $    0.07      $    0.06      $   (0.02)
                                             ============    ============    ===========    ===========    ===========

Weighted average number of common
  shares outstanding
   Basic .................................        65,249          62,460         54,030         54,030         54,030
                                             ============    ============    ===========    ===========    ===========

   Diluted ...............................        65,249          62,805         54,030         54,030         54,030
                                             ============    ============    ===========    ===========    ===========

_________________________
(1) Cost of sales for fiscal 2002 includes $8,100 for charges for obsolete and slow moving inventory and $8,300 of expenses related to the restructuring of operations. See Note 4 to Consolidated Financial Statements.

(2) Research and development expenses for fiscal 2002 include $6,300 of expenses as the result of the Company's change of its policy on research and development expenses. Such expenses would have been classified as cost of sales under the previous policy. It is not practicable to determine the affect this change would have had on prior years.

(3) General and administrative expenses for fiscal 2002 include $22,400 of expenses related to the restructuring of operations. See Note 4 to Consolidated Financial Statements.

                                                                              As of April 30,
                                                   -------------------------------------------------------------------
Balance Sheet Data:                                   2002           2001          2000          1999          1998
                                                   -------------------------------------------------------------------
                                                                     (in thousands, except share data)
Cash and cash equivalents ......................     $ 61,020       $125,438       $   537      $   550       $    --
Working capital ................................       98,040        178,514        17,748       11,994         5,749
Total assets ...................................      251,776        280,448        61,137       31,523        17,110
Long-term obligations, less current portion ....        6,569             --            --           --            --
Shareholders' equity ...........................      220,480        254,899        52,962       26,169        14,596

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Factors That May Affect Our Future Results."

Overview

     We develop, manufacture and sell optical subsystems and components for high data rate networking, data storage and telecommunication applications. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks (MANs), wide area networks
(WANs) long distance telecommunication networks, and military communications. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, Infiniband, ESCON and synchronous optical network (SONET). We also design, manufacture and sell a full line of optical components, cable assemblies and fiber management products for use in these networks.

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

Critical Accounting Policies

     Accounts Receivable

     We sell products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer's financial condition.

     Inventory Reserves

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

     Long-Lived Assets Impairment

     We review the carrying value of our long-lived assets, including goodwill, if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate suggest that it may be impaired. If this review indicates that goodwill or other long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived asset, impairment is measured by comparing the carrying value of the long-lived asset to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. If an asset is considered held for sale, we adjust the carrying value of the underlying assets to fair value, as determined based on the estimated net realizable proceeds of the assets.

     Revenue Recognition

     Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. We establish a reserve for returns based on any known and anticipated returns.

     Customer Returns

     It is our policy to establish a reserve for customer returns based on any known and anticipated returns based on past experience. Occasionally, we will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of the contemplation of future business from the customer. We will continue to consider these requests in the future, however, we are not able to predict that we will enter into any additional agreements in the future, and, if so, the amount of any returns.

     Research and Development

     All expenses relative to the development of a new product, prior to its introduction into production, are considered research and development expenses. In addition, the costs of the engineering effort to do significant redesign to enhance product performance that results essentially in a new product are also considered to be research and development expenses. Because the true manufacturability of our products is not obvious until a period of volume production has occurred, initial production is considered a part of the development process. During this phase, a portion of the scrap expense and yield loss would be considered development expense. A product is still considered under development until it matures to the point where its production yields (volumes) are consistent with other mature products and any engineering effort is predominately dedicated to customer applications and/or quality support.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                                   Fiscal Year Ended April 30,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
Revenue:
   Net sales ................................       100.0%     100.0%     100.0%
   License fees and royalties ...............         6.2        3.8        2.0
                                                 --------   --------   --------
     Total ..................................       106.2      103.8      102.0

Cost and expenses:
   Cost of sales ............................       114.4       70.6       67.0
   Research and development .................        49.8       11.6        9.8
   Sales and marketing ......................        14.2        7.2        9.4
   General and administrative ...............        66.4       10.5        7.4
                                                 --------   --------   --------
     Total costs and expenses ...............       244.8       99.9       93.6

Income (loss) from operations ...............      (138.6)       3.9        8.4
Investment income, net ......................         6.0        6.1         --
                                                 --------   --------   --------
Income (loss) before income taxes ...........      (132.6)      10.0        8.4
Provision for income taxes (credit) .........        (4.6)       2.8        3.1
                                                 --------   --------   --------
Net income (loss) ...........................      (128.0)%      7.2%       5.3%
                                                 ========   ========   ========

Fiscal Years Ended April 30, 2002 and 2001

     Net Sales. Net sales decreased to $56.4 million in fiscal 2002 from $126.9 million in fiscal 2001. This $70.5 million decrease is the result of a $42.7 million decrease in net sales of optical subsystems and a $27.8 million decrease in net sales of optical components.

     The decrease in net sales during fiscal 2002 of our optical subsystems was primarily due to a decrease in sales of our embedded and removable transceivers. The decrease in sales of our optical components was primarily due to a decrease in sales of our optical backplane connectors and cable assemblies. The overall decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $8.4 million as of April 30, 2002 from $34.2 million as of April 30, 2001. Of this $25.8 million decrease in backlog, $20.2 million was due to a decrease in orders for our optical subsystems, and $5.6 million was due to a decrease in orders for our optical components. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees and royalties decreased to $3.6 million in fiscal 2002 from $4.9 million in fiscal 2001. The decrease primarily relates to lump sum payments of approximately $3.5 million from the receipt of license and royalty payments in association with the settlement of several patent infringement cases in fiscal 2001 and generally lower sales of optical subsystems and components among licensees consistent with general economic conditions in the optical networking market. The decrease was partially offset by the receipt of a $1.0 million lump sum payment from the settlement of a patent infringement suit in fiscal 2002. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales decreased to $64.7 million in fiscal 2002 from $89.6 million in fiscal 2001. Gross profit as a percentage of net sales, or gross margin, decreased to negative (14.8)% in fiscal 2002 from 29.4% in fiscal 2001. Approximately 14.4 percentage points of the 44.2 percentage point decrease in gross margin was due to charges for obsolete and slow moving inventory, 16.9 percentage points of the decrease in gross margin was a result of the decline in sales and the decline in the average unit selling price for our products due primarily to pricing pressures and product mix, 14.7 percentage points was due to the expenses related to the restructuring charges (including 10.2 percentage points due to charges for obsolete and slow moving inventory relating to the exit from the single ferrule connector business, 3.0 percentage points for fixed asset impairment related to the exit from the single ferrule connector business and the discontinuance of the vertical cavity surface emitting laser (VCSEL) development program, and 1.5 percentage points for employee severance pay related to the restructuring of operations), and 2.0 percentage points was due to customer returns of unusable inventory. These factors were offset by the sale of approximately $2.1 million of inventory that was previously considered excess and fully reserved in the fourth quarter of fiscal 2001. The sale of this inventory favorably impacted gross margin by 3.8 percentage points.

     Cost of sales was charged approximately $13.8 million and $3.9 million in fiscal 2002 and 2001 to increase the reserve for obsolete and excess inventory.

     Research and Development. Research and development expenses increased to $28.1 million in fiscal 2002 from $14.7 million in fiscal 2001. This increase was due primarily to $6.6 million in material and overhead costs related to major product development projects, $4.7 million of additional personnel costs dedicated to research and development, and $2.1 million for expanded research and development facilities.

     During fiscal 2002, we refined our policy on research and development expenses to include the costs of scrap and the yield loss during the development stage of our products. The effect of this change was the classification of $6.3 million in expenses as research and development that would have been classified as cost of sales under the previous policy. It is not practicable to determine the effect this change would have had on prior years.

     Sales and Marketing. Sales and marketing expenses decreased to $8.0 million in fiscal 2002 from $9.1 million in fiscal 2001. This decrease was due to a decrease of $500,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $600,000 in field sales operating costs supporting our sales volume.

     General and Administrative. General and administrative expenses increased to $37.3 million in fiscal 2002 from $13.4 million in fiscal 2001. This $23.9 million increase was due primarily to $22.3 million of expenses related to the restructuring charges (including $12.8 million for fixed asset impairment related to the proposed sale of the Company's Bandwidth Semiconductor LLC subsidiary and the Company's corporate aircraft, $8.5 million for goodwill impairment related to Bandwidth Semiconductor LLC, and $1.0 million of legal and other costs related to the restructuring of operations), a $2.4 million increase in the allowance for doubtful accounts offset in part by a reduction of $800,000 in corporate management costs.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms and our days sales in accounts receivable increased to 85 days at April 30, 2001. Days sales in accounts receivable improved to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded a $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

     Investment Income, Net. Investment income, net of investment expense, decreased to $3.4 million in fiscal 2002 from $7.8 million in fiscal 2001. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2002 reflects the reduction of excess cash balances as well as lower interest rates throughout the market place during this period.

     Income Taxes. The tax benefit recognized in fiscal 2002 represents the benefit of tax loss carrybacks available to us. In the second quarter of fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced during the quarter and our revised estimated of taxable earnings for the remainder of the fiscal year. As a result, a $24.7 million valuation allowance has been recorded which eliminated the tax benefit attributable to the net losses incurred in the second, third and fourth quarters of fiscal 2002 (approximately $20.4 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001.

     We have net operating loss carryforwards of approximately $48.5 million that are available to offset taxable income in the future. The net operating loss carryforwards will expire in 2022.

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

     Research and Development. Research and development expenses increased to $14.7 million in the fiscal year ended April 30, 2001, from $7.0 million in the fiscal year ended April 30, 2000. This increase was due primarily to $2.9 million in material and overhead costs related to major product development projects, $3.5 million of additional personnel costs dedicated to research and development, $326,000 for legal costs related to intellectual property and $1.0 million for new and expanded research and development facilities in Chicago, Illinois, and Bedford, Massachusetts.

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

Liquidity and Capital Resources

     Net cash used in operating activities totaled $20.2 million for fiscal 2002. The use of cash in operating activities resulted primarily from the net loss and a decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Cash provided by operating activities in fiscal 2001 and 2000 resulted primarily from growth in net income and increases in accounts payable and accrued expenses, which were offset in part by increases in accounts receivable and inventories.

     Net cash used in investing activities was $43.5 million for fiscal 2002, $71.7 million for fiscal 2001 and $24.8 million in fiscal 2000. Net cash used in investing activities during these periods related primarily to acquisitions, purchases of equipment and facilities, and the purchase of short-term investments in fiscal 2001 and 2002. We expended $2.95 million for the acquisition of Polycore Technologies, Inc. in July 2000, $13.0 million for the acquisition of the Optoelectronics division of Spire Corporation in December 1999, $770,500 for the acquisition of substantially all of the assets of B&H Mold, Inc. in November 2001, $204,000 to increase our investment in MP Optical Communications LLC in March 2001, $8.1 million for the acquisition of substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc. and $4.6 million (net of cash received) for the acquisition of Tsunami Optics, Inc. in February 2002. In addition, the Company acquired $2.8 million in cash from the acquisition of all the outstanding common stock of Paracer, Inc. in March 2002.

     Net cash used in financing activities for fiscal 2002 represents repayments on long-term borrowings. Net cash provided by financing activities for fiscal 2001 consisted primarily of net proceeds of $195.5 million, after related expenses, from our initial public offering, offset by $1.2 million in net advances repaid to Methode subsidiaries and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 10,062,500 shares of common stock at $21 per share in our initial public offering. Net cash provided by financing activities of $22.8 million for fiscal 2000 consisted primarily of cash contributions from Methode.

     As of April 30, 2002, our principal source of liquidity was approximately $91.9 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and the timing and rate of expansion of our business. Our only cash commitment is the repayment of long-term debt of approximately $10.3 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Factors That May Affect Our Future Results

                         Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 55% and incurred a net loss of $72.2 million during fiscal 2002. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the fiscal year ended April 30, 2002, McData Corporation and its contract manufacturers accounted for 24% of our net sales. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

     A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 29.1% of our net sales during fiscal 2002 and approximately 19.8% of our net sales in fiscal 2001. Our international operations are subject to a number of risks and uncertainties, including:

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

     In February 2002, we acquired all of the capital stock of Tsunami Optics, Inc. In March 2002, we acquired all of the capital stock of Paracer, Inc. The integration of these businesses into our company is not complete. These businesses are expected to focus on the development and introduction of new products and have not generated significant revenues to date. In addition, these businesses have or will require significant amounts of capital to support their product development activities, and we expect to continue to invest substantial amounts of capital in these businesses for the foreseeable future. If these businesses do not become profitable, our operating results could be seriously harmed.

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

     We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. and E20, Inc. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon certain Stratos patents. The defendants in these lawsuits have filed various affirmative defenses.

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

     James W. McGinley, 47, has been our President, Chief Executive Officer and a director since our inception. Mr. McGinley was President of Methode Electronics from August 1998 through June 2000, and has been a director of Methode Electronics since 1993. Mr. McGinley previously served as President of Methode Electronics' Optical Interconnect Products Division from January 1995 through July 1998.

     Michael P. Galvin, 50, has been President of Galvin Enterprises, Inc. since 1992. Galvin Enterprises manages a venture capital portfolio of investments in biotechnology, real estate development and business services. From 1989 to 1992, Mr. Galvin served as Assistant Secretary of Commerce for Export Administration under the Bush Administration, managing the U.S. government's dual-use (non-munitions) strategic trade and technology transfer programs. From 1978 to 1989, Mr. Galvin was an attorney at the law firm of Winston & Strawn where he was elected a corporate finance transactions partner. Mr. Galvin has been a director of Stratos Lightwave since June 2000. Mr. Galvin is a member of our Board's Compensation Committee.

     Brian J. Jackman, 61, served as President of Global Systems and Technologies of Tellabs, Inc. from 1998 and Executive Vice President of Tellabs from 1990, until his resignation in September 2001. Mr. Jackman also served as a director of Tellabs, Inc. from 1993 until April 2002. From 1993 to 1998, Mr. Jackman served as President of Tellabs Operations, Inc. Mr. Jackman has been a director of Stratos Lightwave since June 2000. Mr. Jackman is a member of our Board's Compensation Committee and Audit Committee. Mr. Jackman is also a director of PCTEL, Inc.

     Charles Daniel Nelsen, 39, has served as Director of Global Supply Chain Strategy for Motorola Inc.'s Network Solutions Sector since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. Prior to that, from 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting. Mr. Nelsen has been a director of Stratos Lightwave since June 2000. Mr. Nelsen is a member of our Board's Audit Committee.

     Edward J. O'Connell, 49, has served as Chief Financial Officer of Gardner, Carton & Douglas, a provider of professional legal services, since 2000. From 1999 to 2000, Mr. O'Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O'Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of Delphi Information Systems, Inc. (now known as "ebix.com"), a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O'Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. O'Connell has been a director of Stratos Lightwave since June 2000. Mr. O'Connell is a member of our Board's Compensation Committee and Audit Committee.

     Additional information regarding our directors is included under the captions "Directors and Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement ("Proxy Statement") for the Annual Meeting of Stockholders to be held September 20, 2002, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this report under "Stratos Lightwave Executive Officers".

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

          2.   Financial Statement Schedule.

          3.   See Index to Exhibits immediately following the signature page.

     (b) A Report on Form 8-K dated February 4, 2002 was filed reporting the completion of the acquisition of Tsunami Optics, Inc. A Report on Form 8-K dated March 28, 2002 was filed reporting the completion of the acquisition of Paracer, Inc.

     (c)  See Index to Exhibits immediately following the signature page.

     (d) See Index to Financial Statements on Page F-1, and Financial Statement Schedule on Page II-1.

                             STRATOS LIGHTWAVE, INC.
                          INDEX TO FINANCIAL STATEMENTS

Item 14A. Index to Financial Statements and Financial Statement Schedule

     1.   Financial Statements:

                                                                                        Page
                                                                                        ----
          Report of Independent Auditors ...........................................     F-2
          Consolidated Balance Sheets - April 30, 2002 and 2001 ....................     F-3
          Consolidated Statements of Operations -
             Years Ended April 30, 2002, 2001 and 2000 .............................     F-4
          Consolidated Statements of Shareholders' Equity -
             Years Ended April 30, 2002, 2001 and 2000 .............................     F-5
          Consolidated Statements of Cash Flows -
             Years Ended April 30, 2002, 2001 and 2000 .............................     F-6
          Notes to Consolidated Financial Statements ...............................     F-7

     2.   Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts and Reserves -
             Years Ended April 30, 2002, 2001 and 2000 .............................    II-1

          All other schedules of which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Stratos Lightwave, Inc.

     We have audited the accompanying consolidated balance sheets of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Chicago Illinois
June 13, 2002,
except for Note 15, as to which the date is July 18, 2002

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                                  April 30,
                                                                                                           ------------------------
                                                                                                              2002          2001
                                                                                                           ----------    ----------
                                          ASSETS
                                          ------
Current assets:
   Cash and cash equivalents ..........................................................................    $   61,020    $  125,438
   Short-term investments .............................................................................        30,900        20,400
   Accounts receivable, less allowance (2002 - $727; 2001 - $401) .....................................         8,245        24,646
   Inventories:
     Finished products ................................................................................           798         1,551
     Work in process ..................................................................................         2,107         2,281
     Materials ........................................................................................        12,916        23,430
                                                                                                           ----------    ----------
                                                                                                               15,821        27,262
   Recoverable income taxes ...........................................................................         2,820            --
   Deferred income taxes ..............................................................................            --         2,624
   Prepaid expenses ...................................................................................         1,789         1,012
                                                                                                           ----------    ----------
         Total current assets .........................................................................       120,595       201,382
Other assets:
   Goodwill, less accumulated amortization (2002 - $1,620; 2001 - $779) ...............................        55,155        13,472
   Deferred income taxes ..............................................................................         4,494            --
   Assets held for sale ...............................................................................         4,202            --
   Other ..............................................................................................         1,252           534
                                                                                                           ----------    ----------
                                                                                                               65,103        14,006
Property, plant and equipment:
   Land ...............................................................................................         1,071         1,471
   Buildings and building improvements ................................................................        19,966        23,536
   Furniture and fixtures .............................................................................         8,571         3,070
   Machinery and equipment ............................................................................        69,310        57,104
                                                                                                           ----------    ----------
                                                                                                               98,918        85,181
   Less allowances for depreciation ...................................................................        30,020        20,121
                                                                                                           ----------    ----------
                                                                                                               68,898        65,060
                                                                                                           ----------    ----------
         Total assets .................................................................................    $  254,596    $  280,448
                                                                                                           ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Notes payable ......................................................................................    $    2,840    $       --
   Accounts payable ...................................................................................        10,126        12,993
   Salaries, wages and payroll taxes ..................................................................         2,942         2,240
   Other accrued expenses .............................................................................         2,932         5,754
   Current portion of long-term debt ..................................................................         3,715            --
   Income taxes .......................................................................................            --         1,881
                                                                                                           ----------    ----------
         Total current liabilities ....................................................................        22,555        22,868
Long-term debt, less current portion ..................................................................         6,569            --
Deferred income taxes .................................................................................         4,494         2,205
Minority interest .....................................................................................           498           476
Shareholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued or outstanding ...........            --            --
   Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding
     72,781,287 and 64,092,307 shares at April 30, 2002 and 2001, respectively ........................           728           641
   Additional paid-in capital .........................................................................       283,162       245,538
   Retained earnings (accumulated deficit) ............................................................       (63,115)        9,075
   Foreign currency translation adjustments ...........................................................          (295)         (355)
                                                                                                           ----------    ----------
         Total shareholders' equity ...................................................................       220,480       254,899
                                                                                                           ----------    ----------
           Total liabilities and shareholders' equity .................................................    $  254,596    $  280,448
                                                                                                           ==========    ==========

                 See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                     Fiscal Year Ended April 30,
                                                                                -------------------------------------
                                                                                  2002          2001           2000
                                                                                ---------      --------       -------
Revenue:
   Net sales ...............................................................    $  56,387      $126,902       $71,785
   License fees and royalties ..............................................        3,622         4,873         1,459
                                                                                ---------      --------       -------
     Total .................................................................       60,009       131,775        73,244
Cost and expenses:
   Costs of sales ..........................................................       64,713        89,617        48,064
   Research and development ................................................       28,087        14,729         7,045
   Sales and marketing .....................................................        7,999         9,146         6,724
   General and administrative ..............................................       37,349        13,367         5,361
                                                                                ---------      --------       -------
     Total costs and expenses ..............................................      138,148       126,859        67,194
                                                                                ---------      --------       -------
Income (loss) from operations ..............................................      (78,139)        4,916         6,050
Investment income, net .....................................................        3,368         7,770            --
                                                                                ---------      --------       -------
Income (loss) before income taxes ..........................................      (74,771)       12,686         6,050
Provision (credit) for income taxes ........................................       (2,581)        3,510         2,260
                                                                                ---------      --------       -------
Net income (loss) ..........................................................    $ (72,190)      $ 9,176       $ 3,790
                                                                                =========      ========       =======
Net income (loss) per share, basic and diluted .............................    $   (1.11)      $  0.15       $  0.07
                                                                                =========      ========       =======

Weighted average number of common shares outstanding:
   Basic ...................................................................       65,249        62,460        54,030
                                                                                =========      ========       =======
   Diluted .................................................................       65,249        62,805        54,030
                                                                                =========      ========       =======

                       See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                 Years Ended April 30, 2002, 2001 and 2000
                                          ----------------------------------------------------------------------------------------
                                                                       Retained        Foreign
                                                       Additional      Earnings        Currency         Total
                                           Common       Paid-in      (Accumulated     Translation    Shareholders    Comprehensive
                                           Stock        Capital        Deficit)       Adjustments      Equity        Income (Loss)
                                          --------     ----------    ------------     -----------    ------------    -------------
Balance at April 30, 1999 ............    $    540     $   25,628    $         --     $        --    $     26,168
Net income ...........................                      3,790                                           3,790    $       3,790
                                                                                                                     =============
Net transactions with
  Methode Electronics, Inc. ..........                     23,004                                          23,004
                                          --------     ----------    ------------     -----------    ------------
Balance at April 30, 2000 ............         540         52,422               -              --          52,962
Net proceeds of initial public
  offering ...........................         101        195,354                                         195,455
Net income ...........................                        101           9,075                           9,176            9,176
Foreign currency translation
  adjustments ........................                                                       (355)           (355)            (355)
                                                                                                                     -------------
                                                                                                                            $8,821
                                                                                                                     =============

Net transactions with
  Methode Electronics, Inc. ..........                     (2,339)                                         (2,339)
                                          --------     ----------    ------------     -----------    ------------
Balance at April 30, 2001 ............    $    641     $  245,538    $      9,075     $      (355)   $    254,899
Common stock issued in acquisitions
  of subsidiaries ....................          87         37,624                                          37,711
Net loss .............................                                    (72,190)                        (72,190)        (72,190)
Foreign currency translation
  adjustments ........................                                                         60              60              60
                                                                                                                     -------------
                                                                                                                         $(72,130)
                                          -------      ----------    ------------     -----------    ------------    =============
Balance at April 30, 2002 ............    $   728      $  283,162    $    (63,115)    $      (295)   $    220,480
                                          =======      ==========    ============     ===========    ============

                 See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Fiscal Year Ended April 30,
                                                                                 -------------------------------------
                                                                                   2002          2001          2000
                                                                                 --------      ---------     ---------
Operating activities:
Net income (loss) .........................................................      $(72,190)     $   9,176     $   3,790
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Provision for depreciation ........................................        11,768          7,032         3,025
        Provision for amortization ........................................           847            556           189
        Provision for goodwill impairment .................................         8,493             --            --
        Provision for asset impairment ....................................        13,715             --            --
        Provision for losses on accounts receivable .......................           326            140            77
        Provision (credit) for deferred income taxes ......................           421           (529)           68
        Minority interest .................................................            21            476            --
Changes in operating assets and liabilities: ..............................
        Accounts receivable ...............................................        16,302        (12,798)       (3,173)
        Inventories .......................................................        12,859        (16,163)       (4,186)
        Prepaid expenses and other assets .................................          (428)          (811)         (103)
        Accounts payable and accrued expenses .............................       (12,348)        15,582         2,244
                                                                                 --------      ---------     ---------
          Net cash provided by (used in) operating activities .............       (20,214)         2,661         1,931
Investing activities:
     Purchases of property, plant and equipment ...........................       (22,778)       (47,320)      (11,810)
     Purchases of short-term investments ..................................       (54,700)       (20,400)           --
     Sales of short-term investments ......................................        44,200             --            --
     Acquisitions, net of cash ($3,223) acquired ..........................        (9,961)          (770)      (12,963)
     Additional purchase price of prior-period acquisition ................            --         (2,957)           --
     Increase investment in MP Optical ....................................            --           (204)           --
     Other ................................................................          (275)           (51)          (49)
                                                                                 --------      ---------     ---------
          Net cash used in investing activities ...........................       (43,514)       (71,702)      (24,822)
Financing activities:
     Net proceeds from initial public offering ............................            --        195,454            --
     Payment of notes related to acquisitions .............................            --           (333)           --
     Repayments on long-term borrowings ...................................          (690)            --            --
     Net cash transfers from (to) Methode Electronics, Inc. ...............            --        (1,179)        22,877
                                                                                 --------      ---------     ---------
          Net cash provided by (used in) financing activities .............          (690)       193,942        22,877
                                                                                 --------      ---------     ---------
Net increase (decrease) in cash and cash equivalents ......................       (64,418)       124,901           (14)
Cash and cash equivalents at beginning of period ..........................       125,438            537           551
                                                                                 --------      ---------     ---------
Cash and cash equivalents at end of period ................................       $61,020       $125,438          $537
                                                                                 ========      =========     =========

Supplement schedule of non cash investing and financing activities:
     Long-term debt (including current portion) incurred in exchange for the purchase of software and equipment for information technology
        system ............................................................      $  9,084             --            --
     Common stock issued in acquisition of subsidiaries ...................        37,711             --            --

                       See notes to consolidated financial statements.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                  (all amounts in thousands, except share data)


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

         In July 2000, the Company completed the sale of 10,062,500 shares of common stock in its initial public offering at a price of $21 per share. The net proceeds from the offering, after deducting the underwriting discount and the offering expenses paid by the Company, were approximately $195,500.

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

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

Note 2.     Summary of Significant Accounting Policies

         Principles of consolidation. The consolidated financial statements include the accounts and transactions of all subsidiaries in which the Company has a controlling interest. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and cash equivalents. All highly liquid investments with a maturity of three or fewer months when purchased are carried at their approximate fair value and classified in the balance sheet as cash equivalents.

         Short-term investments. Short-term investments represent short-term corporate debt that is held to maturity. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest payments are included in investment income.

         Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. In fiscal 2002, 2001 and 2000, the Company incurred charges of $13,835, $3,878 and $1,281, respectively, to write-off inventory considered obsolete or excessive to fulfill future sales estimates. The increase in these charges in fiscal 2002 is related to both the Company's optical subsystems and components inventory, whereas the increases in fiscal 2000 and 2001 were primarily related to the Company's optical subsystems inventory.

         Property, plant and equipment. Properties are stated on the basis of cost. For financial reporting purposes the Company amortizes such costs by annual charges to income, computed on the straight-line method using estimated useful lives of 5 to 35 years for buildings and improvements, 3 to 15 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Accelerated methods are generally used for income tax purposes.

         Research and development costs. Costs associated with the development of new products are charged to expense when incurred.

         During fiscal 2002, the Company refined its policy on research and development expenses to include the costs of scrap and the yield loss during the development stage of its products. The effect of this change was the classification of $6.3 million in expenses as research and development that would have been classified as cost of sales under the previous policy. It is not practicable to determine the affect this change would have had on prior years.

     Advertising. The Company expenses all advertising costs in the year incurred. Advertising expenses in fiscal 2002, 2001 and 2000 were $548, $800 and $1,074, respectively.

         Revenue recognition. Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Returns were $5,816, $1,905 and $553, respectively, in fiscal 2002, 2001 and 2000. The Company establishes a

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

reserve for returns based on any known and anticipated returns. At the end of each of the years, the amount recorded as a reserve for returns was not significant to the financial statements.

         The Company operates in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many customers began to experience excess inventory levels and requested permission to return merchandise for which they had previously accepted delivery or declined to accept delivery of the merchandise after shipment from our facility. The majority of this activity took place during the first six months of fiscal 2002. In consideration of the contemplation of future business, the Company did accept return of merchandise previously shipped to certain customers during fiscal 2002. The amount of returns for these shipments were approximately $3,700 in fiscal 2002. In addition, returns for shipments declined by the customers amounted to approximately $640. It is not anticipated that these conditions will reoccur in the future.

         Shipping and handling fees and costs. The Company includes shipping and handling costs in costs of sales.

         License fees and royalties. License fees and royalties represent revenue from license agreements for patented technology which also is used by the Company in its optical subsystems. The license agreements generally provide for fixed up-front payments and/or future fixed payments or continuing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond the Company's control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2005 to 2022.

         Income taxes. The Company's operating results through fiscal 2001 were included in Methode's consolidated U.S. and state income tax returns or in tax returns of certain Methode foreign subsidiaries. The provision for income taxes in the Company's consolidated financial statements for fiscal year 2001 and prior was determined as if the Company were taxed as a separate entity. Methode and the Company had entered into a tax sharing agreement that required tax calculation, accrual and payment by the Company as if the Company were filing a separate tax return. All income tax payments were made by Methode. The Company reimbursed Methode for all tax payments made on its behalf relative to fiscal 2001. The Company will file consolidated U.S. and state income tax returns on a stand-alone basis for fiscal 2002. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company assesses on an ongoing basis the need for valuation reserves against these deferred tax assets.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         Long-lived assets. The Company periodically reviews long-lived assets to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles, including goodwill, in relation to the operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the net carrying value of the underlying assets if the sum of the expected future undiscounted cash flows is less than carrying value.

         Due to restructuring of the Company's product offerings, along with current and expected market conditions in the bandwidth marketplace, it became apparent that the goodwill and fixed assets acquired with the Bandwidth acquisition were impaired. In accordance with its policies, the Company completed evaluations of the fair value of the Bandwidth long-lived assets including goodwill during the quarter ended April 30, 2002. The Company recorded non-cash charges of $11,800 and $8,500 for fixed assets and goodwill, respectively, to reduce the carrying value of recorded fixed assets and goodwill to their estimated fair value.

         In addition, the Company recorded non-cash charges of $1,000 and $900 on impairment of the corporate aircraft and fixed assets related to the exit from the single ferrule connector business, respectively, to reduce the carrying value of such assets to their estimated fair value.

         Foreign currency translation. The functional currencies of the Company's foreign subsidiaries are local currencies. Accordingly, the results of operations of the Company's foreign operations are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.

     Intangibles. The excess of purchase price over the estimated fair value of net assets of acquired companies has been amortized on a straight-line basis over 25 years. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the excess purchase price for the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. has not been amortized because the acquisitions occurred after July 1, 2001.

         Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for the Company for the fiscal year ended April 30, 2002. The adoption of this statement did not have a significant impact on the Company's financial results.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives will continue to be amortized over those useful lives.

         The Company plans to adopt these new standards on May 1, 2002. Application of the nonamortization provisions of the Statement is not expected to be significant. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company will adopt this standard on May 1, 2002. The Company does not expect that the adoption of this statement will have a material effect on the Company's financial statements.

Note 3.           Acquisitions

Fiscal 2002

         On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company's common stock valued at $21,832, and $339 in cash. In addition, the Company assumed approximately $1,000 of debt, net of cash acquired. Paracer designs and manufactures Parallel Optics transceivers and subsystems and is based in Santa Clara, California.

         On February 4, 2002, the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3.2 million shares of the Company's common stock valued at $15,879, and $4,728 in cash. In addition, the Company assumed approximately $5,900 of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3,800 made by the Company to Tsunami prior to the acquisition. The $3,800 loan was converted to additional capital subsequent to the acquisition. The purchase agreement includes additional contingent consideration of up to $18,000 payable in the Company's common stock that may become due based on the attainment of certain performance targets relative to gross margin dollars on sales during the fiscal year ended April 30, 2003. Any additional consideration will be recorded as goodwill. Tsunami develops and manufactures innovative fiber optic components and modules and is based in Mountain View, California.

         On May 31, 2001, the Company purchased substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc., a manufacturer of fiber optic circuits located in Hauppauge, New York, for approximately $8,117 in cash including costs of acquisition.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

Fiscal 2001

         On November 22, 2000, the Company purchased for approximately $770 in cash, including costs of acquisition, substantially all of the net assets of B&H Mold, Inc., a tool manufacturer in Libertyville, Illinois.

         Effective February 23, 2000, the Company entered into an amendment to the Asset Purchase Agreement with Rockledge Microelectronics, Inc. (formerly Polycore Technologies, Inc.) which provided that in the event the Company participated in an initial public offering of shares to be accomplished not later than November 15, 2000, the sum of $2,957 would become payable to the seller within 30 days following the initial public offering in full satisfaction of such additional contingent consideration. This amount was paid in July 2000 and has been accounted for as additional purchase price.

Fiscal 2000

         On December 29, 1999, Methode purchased for approximately $13,000 in cash, including costs of acquisition, substantially all the net assets of the Optoelectronics division of Spire Corporation.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

     The allocation of the purchase price to the net assets acquired was as follows:

                                                 Optoelectronics
                                                   Division of                       Advanced        Tsunami
                                                      Spire                      Interconnection     Optics,      Paracer,
Amount Allocated To:                               Corporation       B&H Mold       Technology         Inc.         Inc.
-------------------                              ---------------    ----------   ---------------   -----------   ----------
Assets acquired:
     Cash ....................................           $    --          $ --            $   --       $    79      $ 3,144
     Accounts receivable .....................                --            --                --           162           30
     Inventories .............................                71            43               559           827           --
     Property, plant & equipment .............             3,592           233               318         1,286        1,237
     Other ...................................                --            10                50           417          299
                                                 ---------------    ----------   ---------------   -----------   ----------
       Total assets ..........................             3,663           286               927         2,771        4,710
Liabilities assumed:
     Notes payable ...........................                --            --                --         2,118        3,722
     Accounts payable ........................                33            --                --         1,254          156
     Accrued expenses ........................                --           107               180           350          719
                                                 ---------------    ----------   ---------------   -----------   ----------
       Total liabilities .....................                33           107               180         3,722        4,597
                                                 ---------------    ----------   ---------------   -----------   ----------
     Net assets acquired .....................             3,630           179               747          (951)         113
     Excess purchase price ...................             9,333           591             7,370        21,558       22,058
                                                 ---------------    ----------   ---------------   -----------   ----------
     Purchase price ..........................           $12,963          $770            $8,117       $20,607      $22,171
                                                 ===============    ==========   ===============   ===========   ==========

Cash paid, including transaction costs .......           $12,963          $770            $8,117       $ 4,728      $   339
Stock consideration ..........................                --            --                --        15,879       21,832
                                                 ---------------    ----------   ---------------   -----------   ----------
Total purchase price .........................           $12,963          $770            $8,117       $20,607      $22,171
                                                 ===============    ==========   ===============   ===========   ==========

     In February 1999, Methode formed MP Optical Communications LLC together with one Chinese national. Methode held a 60% interest and the Chinese national owns a 40% interest in the equity of the venture. In September 1999, MP Optical Communications LLC formed MP Optical Communications (Shenzhen) Co. Ltd. (MP Optical China) as a wholly owned subsidiary and as its principal operating unit. The results of operations are included in the Company's consolidated financial statements. As of April 30, 2002, Methode has contributed $471 (prior to transfer of ownership to the Company) and Stratos has contributed $204 in capital to MP Optical China. The MP Optical China facility is located in Shenzhen, China, where its operations involve the development and production of optical connectors.

     Cash for the acquisitions described above was provided by the Company except for the Optoelectronics Division of Spire Corporation and the $471 contribution to MP Optical China which was provided by Methode.

     The above-described acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition. Had the fiscal 2002 acquisitions been made as of the beginning of fiscal 2001 and the fiscal 2001 and 2000 acquisitions been made as of the beginning of fiscal 2000, unaudited pro forma sales and operating results would have been as follows:

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)


                                                                       -------------------------------------
                                                                            Fiscal Year Ended April 30,
                                                                       -------------------------------------
                                                                          2002          2001         2000
                                                                       ----------    ----------   ----------
Net sales ..........................................................     $ 57,722      $131,495      $75,642
Net income (loss) ..................................................      (82,892)        4,867        3,009
Net income (loss) per share, basic and diluted .....................        (1.27)         0.08         0.06

     The pro forma results reported above are not necessarily indicative of future results.

     The preliminary purchase price allocations for the Tsunami and Paracer acquisitions are subject to adjustment in fiscal 2003 when finalized. The Company is currently in the process of having appraisals performed on the significant assets. Because of current tax regulations, the goodwill related to the Tsunami and Paracer acquisitions cannot be deducted for federal and state income tax purposes.

Note 4.   Restructuring Charges

     The Company recorded restructuring charges of approximately $31,200 in fiscal 2002. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations. Of the total restructuring charge of $31,200, approximately $21,800 relates to the proposed sale of the Company's Bandwidth Semiconductor LLC subsidiary located in Hudson, New Hampshire. This amount represents $11,800 for the write down of fixed assets to their realizable value from the proposed sale, $8,500 for goodwill impairment, $1,100 for costs (employee severance pay, abandonment of fixed assets and costs to sublease the manufacturing facility) associated with the discontinuance of the vertical cavity surface emitting laser development program (VCSEL) and $400 of other costs related to the restructuring of operations. The Bandwidth fixed assets net of allowance for impairment are classified as assets held for sale on the balance sheet. Sales for Bandwidth were $2,427, $2,519 and $669 in fiscal 2002, 2001 and 2000, respectively, and the operating loss was $7,797, $4,611 and $1,168 in fiscal 2002, 2001 and 2000, respectively.

     In fiscal 2002, the Company also made the decision to abandon the manufacture of all product lines which have become purely commodity products in the market place and concentrate on more highly engineered and high value-added products. These products demand higher selling prices and deliver higher contribution margins. Approximately $7,500 of the restructuring charges relates to exiting the single ferrule connector business. This amount represents a $6,300 charge for obsolete and excess inventory, $900 impairment of fixed assets and $300 for employee severance pay related to the restructuring of operations.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                  (all amounts in thousands, except share data)

         The restructuring charges and their utilization are summarized as follows:

                                           Balance          2002      Utilized through          Balance
(in thousands)                         April 30, 2001     Charges      April 30, 2002       April 30, 2002
--------------                         --------------   -----------   ----------------      --------------
Employee costs .....................              $--       $   850            $     -              $  850
Legal and other costs ..............               --         1,850                640               1,210
                                       --------------   -----------   ----------------      --------------
Cash charge ........................               --         2,700                640               2,060

Asset impairment ...................               --        13,700             13,700 (1)              --
Goodwill impairment ................               --         8,500              8,500 (1)              --
Inventory ..........................               --         6,300              6,300 (1)              --
                                       --------------   -----------   ----------------      --------------
Non-cash charge ....................               --        28,500             28,500                  --
                                       --------------   -----------   ----------------      --------------

Total charge .......................              $--       $31,200            $29,140              $2,060
                                       ==============   ===========   ================      ==============

(1)  Offset against carrying values of respective assets.

     These expenses have been classified in the Statement of Operations as follows:

Cost of sales ................................................................................     $ 8,300
Research and development .....................................................................         500
General and administrative ...................................................................      22,400
                                                                                                 ---------
   Total .....................................................................................     $31,200

     The Company terminated 94 employees during the restructuring of its operations, including both production and administrative personnel. Severance pay relative to these terminations will be paid out during the first quarter of fiscal 2003.

Note 5.   Income Taxes

     The tax benefit recognized in fiscal 2002 represents the benefit of tax loss carrybacks available to the Company. The Company recorded a valuation allowance in fiscal 2002 against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced during the year and uncertainty regarding realization of the net operating loss carryforward. As a result, a valuation allowance of $24,700 was recorded which eliminated the tax benefit attributable to the losses incurred in fiscal 2002 (approximately $20,400), eliminated approximately $3,900 of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400 of deferred tax assets recorded as of April 30, 2001.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                     As of April 30,
                                                                                 -----------------------
                                                                                    2002         2001
                                                                                 ----------   ----------
Deferred income tax assets:
   Allowance for doubtful accounts ...........................................     $    246       $  160
   Inventory reserves ........................................................        6,261        1,435
   Basis difference in assets ................................................        4,729           --
   Deferred compensation .....................................................          459          752
   Net operating loss carryforwards ..........................................       17,019           --
   Vacation accrual ..........................................................          214          277
   Other .....................................................................          263           --
                                                                                 ----------   ----------
                                                                                     29,191        2,624
Deferred income tax liabilities:
   Accelerated tax depreciation ..............................................        4,309        2,042
   Investment basis differences ..............................................          185          163
                                                                                 ----------   ----------
                                                                                      4,494        2,205
   Valuation allowance .......................................................      (24,697)          --
                                                                                 ----------   ----------
   Net deferred income tax asset .............................................     $     --       $  419
                                                                                 ==========   ==========

     Income taxes consisted of the following:

                                                                        Fiscal Year Ended April 30,
                                                                   -------------------------------------
                                                                      2002          2001         2000
                                                                   ----------    ----------   ----------
Current:
   Federal (credit) ............................................      $(2,778)       $2,602       $1,586
   Foreign .....................................................           --           773          257
   State (credit) ..............................................         (224)          664          349
                                                                   ----------    ----------   ----------
                                                                      $(3,002)       $4,039       $2,192
Deferred (credit) ..............................................          421          (529)          68
                                                                   ----------    ----------   ----------
                                                                      $(2,581)       $3,510       $2,260
                                                                   ==========    ==========   ==========

     A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

                                                                        Fiscal Year Ended April 30,
                                                                   -------------------------------------
                                                                      2002          2001         2000
                                                                   ----------    ----------   ----------
Income tax at statutory rate (credit) ..........................     $(26,169)      $ 4,440       $2,057
   Effect of State income taxes ................................       (2,242)          364          239
   Tax exempt investment income ................................          785        (1,042)          --
   Foreign operations with lower statutory rates ...............          121          (299)         (89)
   Valuation allowance .........................................       24,697            --           --
   Other-net ...................................................          227            47           53
                                                                   ----------    ----------   ----------
Income tax provision (credit) ..................................     $ (2,581)      $ 3,510       $2,260
                                                                   ==========    ==========   ==========


                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         Income taxes are based on pre-tax earnings (losses) which are distributed geographically as follows:

                                                   Fiscal Year Ended April 30,
                                              --------------------------------------
                                                  2002          2001          2000
                                              -----------    ----------    ---------
Domestic .................................     $(70,697)       $ 9,935       $5,243
Foreign ..................................       (1,493)         2,751          807
                                              -----------    ----------    ---------
                                               $(72,190)       $12,686       $6,050
                                              ===========    ==========    =========

         The Company settled its income tax liability through the additional paid-in capital account in fiscal 2000. At April 30, 2001, income taxes payable included $1,550 payable to Methode in accordance with a tax sharing and indemnification agreement. At April 30, 2002, recoverable income taxes represent the future recovery of taxes paid with the fiscal 2001 federal and state income tax returns and amounts due from Methode for overpayment of fiscal 2001 estimated tax payments.

         The Company paid $1,405 to Methode in fiscal 2002 for fiscal 2001 federal and state income taxes.

         The Company has net operating loss carryforwards of approximately $48,500 that are available to offset taxable income in the future. The net operating loss carryforwards will expire in 2022.

Note 6.           Long-Term Debt

         During 2002, the Company entered into two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At April 30, 2002, information relating to these notes is as follows:

                                                               Information Technology         Equipment
                                                            ----------------------------
                                                              Note 1           Note 2         Financing        Total
                                                            -----------     ------------    -------------    ---------
Current portion ........................................        $1,610           $1,137           $  968      $ 3,715
Long-term ..............................................         4,369            1,466              734        6,569
                                                            -----------     ------------    -------------    ---------
                                                                $5,979           $2,603           $1,702      $10,284
                                                            ===========     ============    =============    =========

Interest rate ..........................................         5.50%            3.52%           13.72%

Payment terms ..........................................       Monthly        Quarterly          Monthly

Maturity ...............................................          2006             2005             2005

         Cash payments and interest expense in fiscal 2002 for interest on debt amount to $219.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is:

                         Fiscal Year                             Amount
                         -----------                             ------
                            2003                                 $ 3,715
                            2004                                   3,767
                            2005                                   2,363
                            2006                                     439
                            2007                                      --
                                                               ----------
                                                                 $10,284
                                                               ==========

Note 7.       Stock Options

         In fiscal 2001, the Company adopted the Stratos Lightwave, Inc. 2000 Stock Plan (the "2000 Plan"). The 2000 Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. Pursuant to the 2000 Plan, the maximum number of shares for which awards may be issued is 9,000,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 1,875,000 shares. At April 30, 2002, awards for 1,409,454 shares under the 2000 Plan are reserved for issuance in the future. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years.

                                           Options Outstanding at April 30, 2002          Options Exercisable
                                          --------------------------------------- ----------------------------------
                                                                   Weighted                            Weighted
                                                                    Average                             Average
                                                Shares           Exercise Price        Shares        Exercise Price
                                          ------------------   ------------------ ---------------- -----------------
April 30, 2000 .........................             --                 --                  --              --
Granted ................................      5,247,320             $19.14
Conversion of Methode options ..........        156,305              13.92
Cancelled ..............................       (276,355)             19.13
                                          ------------------   ------------------ ---------------- -----------------
April 30, 2001 .........................      5,127,270             $18.98              25,000          $21.00
Granted ................................      3,476,324               5.62
Cancelled ..............................     (1,013,048)             16.44
                                          ------------------   ------------------ ---------------- -----------------
April 30, 2002 .........................      7,590,546             $13.20           1,967,109          $18.66
                                          ==================   ================== ================ =================

                                                                                       Average          Average
                                                                                      Remaining         Weighted
Range of Exercise Prices                                                Shares       Life (Years)    Exercise Price
------------------------                                            -------------- --------------- -----------------
$2.75 - 9.96 .....................................................      3,253,171       9.5            $ 5.44
$10.27 - 16.13 ...................................................      1,011,825       8.8             11.25
$21.00 - 26.81 ...................................................      3,265,050       8.5             21.14
$31.56 - 46.88 ...................................................         60,500       8.4             34.83
                                                                    -------------- --------------- -----------------
                                                                        7,590,546       8.8            $13.20
                                                                    ============== =============== =================

         Unvested Methode options held by the Company's employees were forfeited as of Methode's distribution of the Company's common stock on April 28, 2001, under the terms of

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

the Methode 1997 Stock Plan. The Company has assumed all unvested Methode options held by its employees on the distribution and such options were converted at the distribution date into options to purchase shares of the Company's common stock. The number of shares and the exercise price of Methode options that converted into Company options were adjusted using a conversion formula. The conversion formula was based on the opening per-share price of shares of the Company's common stock on the first trading day after the distribution, relative to the closing per-share price of Methode Class A common stock on the last trading day before the distribution. The resulting Stratos options have maintained the original vesting provisions and option period. The Methode options converted into 156,305 options to purchase shares of the Company's common stock at a weighted average price of $13.92.

         In fiscal 2002, the Company adopted the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the "2002 Plan"). The 2002 Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. As of April 30, 2002, the maximum number of shares for which awards may be issued is 1,150,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 100,000 shares. At April 30, 2002, awards for 139,368 shares under the 2002 Plan are reserved for issuance in the future. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years. Shareholder approval was not solicited for this plan.

                                                                             Options Outstanding at April 30, 2002
                                                                           -----------------------------------------
                                                                                                  Weighted Average
                                                                                 Shares            Exercise Price
                                                                           -------------------  --------------------
April 30, 2001 .........................................................              --               $  --
Granted ................................................................       1,112,498                4.19
Cancelled ..............................................................        (101,866)               4.79
                                                                           -------------------  --------------------
April 30, 2002 .........................................................       1,010,632               $4.13
                                                                           ===================  ====================


                                                                                      Average          Average
                                                                                     Remaining         Weighted
Range of Exercise Prices                                                Shares      Life (Years)    Exercise Price
------------------------                                            -------------- --------------- -----------------
$0.19 - 2.38 ....................................................         105,632       8.3             $0.50
$4.20 - 5.00 ....................................................         905,000       9.8              4.56
                                                                    -------------- --------------- -----------------
                                                                        1,010,632       9.0             $4.13
                                                                    ============== =============== =================

         Under the terms of the acquisition agreements, the Company has assumed all outstanding options held by the employees of Tsunami Optics, Inc. and Paracer, Inc. at the date of acquisition. These options were converted into options to purchase shares of the Company's common stock. The number of shares and the exercise price of the Tsunami and Paracer options that converted into Stratos options were adjusted using a conversion formula set per the purchase agreement. The resulting Stratos options have maintained the original vesting provisions and option period. The Tsunami and Paracer options converted into 110,498 options under the 2002 Plan to purchase shares of the Company's common stock at a weighted average price of $0.50.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         The Company has adopted the disclosure-only provisions of SFAS No. 123 and has not recorded any compensation expense associated with these stock options. Consistent with prior years, stock-based compensation continues to be recorded using the intrinsic value method prescribed in APB No. 25 and related Interpretations. If the Company had determined compensation cost based on the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) in the years ended April 30, 2002, 2001 and 2000 would have been amounts as indicated below on a pro forma basis:

                                                                                   2002        2001        2000
                                                                                ----------- ----------- -----------
Net income (loss)
     As reported ............................................................     $(72,190)    $ 9,176      $3,790
     Pro forma ..............................................................      (94,239)     (3,044)      3,525
Basic and diluted earnings (loss) per share
     As reported ............................................................     $  (1.11)    $  0.15      $ 0.07
     Pro forma ..............................................................     $  (1.44)    $ (0.05)     $ 0.07

         The weighted average estimated fair value of options granted during fiscal 2002, 2001 and 2000 was $4.96, $17.16 and $14.42, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                    2002        2001        2000
                                                                                ------------ ----------- ----------
Risk free interest rates ....................................................        5.6%         6.3%       5.9%
Expected option life in years ...............................................        7.0          7.0        6.0
Expected volatility .........................................................      126.4%       116.4%      55.2%
Dividend yield ..............................................................        0.0%         0.0%       0.5%

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         In total, the Company has reserved for issuance in the future the following number of shares of its common stock:

                                                                                                            Shares
                                                                                                         -------------
Additional shares for the acquisition of Tsunami Optics, Inc. ........................................      9,574,213
2000 Stock Plan ......................................................................................      1,409,454
2002 Stock Plan ......................................................................................        139,368
                                                                                                         -------------
   Total .............................................................................................     11,123,035
                                                                                                         =============

Note 8.        Employee 401(k) Savings Plan

         The Company sponsors a 401(k) Savings Plan (the "Plan") which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary contributions equal to 3% of eligible compensation. The Company provided for discretionary contributions to the Plan totaling approximately $475 for fiscal 2002.

Note 9.        Shareholders' Rights Agreement

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

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         The Rights may be redeemed by the Company's Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on April 3, 2011.

Note 10.      Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                    Fiscal Year Ended April 30,
                                                                                ------------------------------------
                                                                                    2002        2001        2000
                                                                                ------------ ----------- -----------
Numerator - net income (loss) ................................................    $(72,190)    $  9,176    $  3,790
                                                                                ============ =========== ===========
Denominator:
     Denominator for basic earnings per share -
       weighted-average shares outstanding ...................................      65,249      62,460      54,030
     Dilutive potential common shares - employee stock options ...............          --         345          --
                                                                                ------------ ----------- -----------
     Denominator for diluted earnings per share - adjusted
       weighted - average shares and assumed conversions .....................      65,249      62,805      54,030
                                                                                ============ =========== ===========
     Basic and diluted earnings (loss) per share .............................    $  (1.11)    $  0.15     $  0.07
                                                                                ============ =========== ===========

         Options to purchase 8,601,178 and 2,262,342 shares of Common Stock at a weighted average option price of $12.10 and $20.06 were outstanding during fiscal 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because of the net loss or because the exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Note 11.      Transactions with Methode

         The Company's revenues from sales of products to Methode in fiscal 2002, 2001 and 2000 were $2,752, $3,684 and $5,898, respectively.

         The Company's operations in fiscal 2000 were funded by Methode, without any interest charges, as reflected in the consolidated statement of cash flows. The average intercompany payable to Methode for this funding was $35,700 for fiscal 2000, and is included in additional paid-in capital in the consolidated balance sheet.

         For purposes of governing certain of the ongoing relationships between the Company and Methode after the separation and to provide for an orderly transition, the Company and Methode entered into various agreements to provide similar services as those provided in the past. The agreements govern individual transitional services, as requested by Methode or the Company, of the other party. These services are to be provided in accordance with the policies, procedures and practices in effect before the transfer date. The term of each agreement is one year (provision for extension exists) unless earlier terminated.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         The Company's expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements. The need for services under these agreements have been substantially reduced at the close of fiscal 2001. Shared services have continued in fiscal 2002 only in the areas of legal and quality control.

         The allocation of Methode corporate expenses was discontinued on May 28, 2000. After this date, the Company incurred corporate expenses directly in its operations or indirectly under its transitional services agreement with Methode. Charges to the Company from Methode for allocations in fiscal 2001 and 2000 were classified as follows:

                                                                  Fiscal Year Ended April 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 -----------        ----------
Cost of sales .................................................        $106            $1,167
Research and development ......................................           5               755
Sales and marketing ...........................................         188             2,686
General and administrative ....................................         376             3,068
                                                                 -----------        ----------
     Total ....................................................        $675            $7,676
                                                                 ===========        ==========

         In addition, the Company incurred net charges (credit) of approximately $(41) in fiscal 2002 and $436 in fiscal 2001 under its transitional service agreements with Methode.

Note 12.      Material Customers and Concentration of Credit Risk

         During fiscal 2002, sales to McData Corporation and its contract manufacturers amounted to 24% of consolidated net sales.

         During fiscal 2001, sales to McData Corporation, Alcatel Network Systems and Cisco Systems, Inc. and their respective contract manufacturers amounted to 11%, 11% and 10%, respectively, of consolidated net sales.

         During fiscal 2000, sales to Cisco Systems, Inc, Nortel Networks Corporation and Alcatel Network Systems and their respective contract manufacturers amounted to 26%, 10% and 8%, respectively, of consolidated net sales.

         Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers consistently have been within management's expectations. Accounts receivable from one customer accounted for approximately 19% of the total outstanding balance at April 30, 2002.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

Note 13.      Segment Information

         The Company operates in one industry segment, the design, manufacture and sale of optical subsystems and components for high data rate networking, data storage and telecommunication applications.

         Information about the results of the Company's operations in different geographic regions is as follows:

                                                                                   Fiscal Year Ended April 30,
                                                                               -------------------------------------
                                                                                  2002          2001        2000
                                                                               ------------  ----------- -----------
Net sales
     United States ..........................................................    $ 47,010     $112,842     $65,784
     Europe .................................................................       9,377       14,060       6,001
                                                                               ------------  ----------- -----------
                                                                                 $ 56,387     $126,902     $71,785
                                                                               ============  =========== ===========
Net income (loss)
     United States ..........................................................    $(70,697)    $  7,198     $ 3,198
     Europe .................................................................      (1,493)       1,978         592
                                                                               ------------  ----------- -----------
                                                                                 $(72,190)    $  9,176     $ 3,790
                                                                               ============  =========== ===========
Long-lived assets
     United States ..........................................................    $ 65,813     $ 61,751     $23,230
     Europe .................................................................       3,085        3,309       1,705
                                                                               ------------  ----------- -----------
                                                                                 $ 68,898     $ 65,060     $24,935
                                                                               ============  =========== ===========

Note 14.      Litigation

         The Company has been named as a defendant in four purported class action lawsuits. The complaints also name as defendants the underwriters for the Company's initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company's June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The Company believes that these lawsuits are without merit and intends to defend them vigorously.

         During fiscal 2002 and 2001, the Company settled several patent infringement cases. As a result of these settlements, the Company received lump-sum payments of approximately $1,000 in fiscal 2002 and $3,500 in fiscal 2001, which were recorded as license fees and royalties in the consolidated income statement. Legal fees in connection with some of these matters of approximately $990 in fiscal 2002 and $1,500 in fiscal 2001 were classified in general and administrative expenses. In addition, the Company is entitled to fixed future payments and/or ongoing royalty payments based on a percentage of sales of licensed products. The timing and/or the amount of these payments is not within the Company's control. Also, in certain circumstances, the Company is entitled to other future economic benefits.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

         In addition, certain litigation arising in the normal course of business is pending against the Company. Management believes that the resolution of this Company's litigation will not have a significant effect on the consolidated financial statements.

Note 15.      Subsequent Events

Litigation
----------

         In June 2002, Catherine Lego, representative of the former stockholders of Tsunami Optics, Inc., filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company's acquisition of Tsunami Optics, Inc. in February 2002. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the $18 million earn-out payment provided for in the acquisition agreement. The complaint also alleges failure of consideration in connection with the acquisition agreement, and breach of covenants of good faith and fair dealing. Plaintiff is seeking a declaratory judgment that the Company has materially breached the agreement and $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims.

         In a separate action filed in the Circuit Court of Cook County, Illinois, the Company filed suit against James P. Campbell and Catherine Lego, individually. In its complaint, the Company seeks declaratory judgment that the Company has the right to make changes in Tsunami's business under the agreement for the Tsunami acquisition. The complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition and a claim for breach of fiduciary duty against Campbell. The complaint seeks compensatory and punitive damages. The Company's management believes that the resolution of these lawsuits will not have a significant effect on the Company's business or financial condition.

Option Exchange Program
-----------------------

         On June 17, 2002, the Board of Directors of the Company approved a voluntary stock option exchange program under which eligible employees of the Company will have the opportunity to exchange their existing options for new options to be granted in the future under the 2000 Plan and the 2002 Plan. The offer period for the exchange program began on Monday, July 8, 2002 and will end on August 5, 2002, unless it is extended.

         All properly tendered stock options will be exchanged under the program for a promise by the Company to grant the optionee new options no earlier than the first business day that is six months and one day after the cancellation date, which is anticipated to be August 6, 2002. Unless the offer is extended, the Company expects to grant the new option no earlier than February 7, 2003. The exercise price of the new options will be equal to the closing price of the Company's common stock on the grant date. The new options will be 25% vested and exercisable on the grant date and the remaining options will vest ratably over periods of 18 to 42 months.

                    STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

                 (all amounts in thousands, except share data)

Note 16.      Quarterly Results of Operations (Unaudited)

         The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2002:

                                                                       Fiscal Year 2002 Quarter Ended
                                                          ----------------------------------------------------------
                                                             July 31       October 31    January 31      April 30
                                                          --------------  ------------- -------------  -------------
Net sales ..............................................        $17,499        $12,212       $12,524        $14,152
Gross profit ...........................................         (4,095)          (290)          970         (4,911)
Net loss ...............................................         (9,717)       (16,272)       (8,223)       (37,978)
Net loss per basic and diluted common share ............          (0.15)         (0.25)        (0.13)         (0.58)

                                                                       Fiscal Year 2001 Quarter Ended
                                                          ----------------------------------------------------------
                                                             July 31       October 31    January 31      April 30
                                                          --------------  ------------- -------------  -------------
Net sales ..............................................        $25,916        $34,479       $40,339        $26,168
Gross profit ...........................................          8,539         11,684        14,825          2,237
Net income (loss) ......................................          2,041          4,004         4,816         (1,685)
Net income (loss) per basic and diluted common share ...           0.04           0.06          0.08          (0.03)

         The unaudited quarterly results of operations include restructuring charges of $30,100 and $1,100 in the quarters ended April 30, 2002 and January 31, 2002, respectively. See Note 4.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             STRATOS LIGHTWAVE, INC.
                    YEARS ENDED APRIL 30, 2002, 2001 AND 2000
                                 (in thousands)

                                                                  Additions
                                              Balance at  -----------------------------                      Balance
                                              beginning     Charged       Charged to                        at end of
Description                                   of period    to expense   other accounts      Deductions        period
-----------                                  -----------  ------------ ----------------    ------------    -----------
Reserve for Inventory Obsolescence:
April 30, 2000                                    1,234         1,281          --               954(A)          1,561
April 30, 2001                                    1,561         3,878          --             1,694(A)          3,745
April 30, 2002                                    3,745        13,835          --             3,673(A)         13,907

Allowance for Doubtful Accounts:
April 30, 2000                                      184            77          --                --               261
April 30, 2001                                      261           158          --                18(B)            401
April 30, 2002                                      401         2,693          --             2,367(B)            727

-------------------------

(A) Represents write-off of obsolete inventory and usage of product previously reserved for.
(B)  Write-off of accounts receivable considered to be uncollectible.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 2002

                                   STRATOS LIGHTWAVE, INC.

                                   By: /s/ James W. McGinley
                                       -----------------------------------------
                                           James W. McGinley
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James W. McGinley                                            July 24, 2002
---------------------------------------------------
James W. McGinley, President,
Chief Executive Officer and Director


/s/ David A. Slack                                               July 22, 2002
---------------------------------------------------
David A. Slack, Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Michael P. Galvin                                            July 22, 2002
---------------------------------------------------
Michael P. Galvin, Director


                                                                 July __, 2002
---------------------------------------------------
Brian J. Jackman, Director


/s/ Charles Daniel Nelsen                                        July 25, 2002
---------------------------------------------------
Charles Daniel Nelsen, Director


/s/ Edward J. O'Connell                                          July 22, 2002
---------------------------------------------------
Edward J. O'Connell, Director

                                  EXHIBIT INDEX

Exhibit
Number       Description of Document

    3.1      Certificate of Incorporation of Registrant (1)
    3.2      Restated Certificate of Incorporation of Registrant (1)
    3.3      Bylaws of Registrant (1)
    3.4      Certificate of Designation of Series A Junior Participating
             Preferred Stock, included as Exhibit A to Exhibit 4.2
    4.1      Specimen certificate representing the common stock (1)
    4.2      Rights Agreement, dated as of March 23, 2001, between Stratos
             Lightwave, Inc. and Mellon Investor Services LLC (2)
    10.1     Master Separation Agreement between Methode Electronics, Inc. and
             Registrant (1)
    10.2     Initial Public Offering and Distribution Agreement between Methode
             Electronics, Inc. and Registrant (3)
    10.3     Tax Sharing and Indemnification Agreement between Methode
             Electronics, Inc. and Registrant (3)
    10.4     Master Transitional Services Agreement between Methode Electronics,
             Inc. and Registrant (1)
    10.5     Employee Matters Agreement between Methode Electronics, Inc. and
             Registrant (1)
    10.6     Registration Rights Agreement between Methode Electronics, Inc. and
             Registrant (3)
    10.7     General Assignment and Assumption Agreement between Methode
             Electronics, Inc. and Stratos Lightwave, LLC (1)
    10.8     Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)**
    10.9     Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated
             (4)
    10.10    Promissory Note of the Registrant payable to Methode Development
             Company (1)
    10.11    Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami
             Optics, Inc. (5)
    10.12    Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (6)
    10.13    Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (7)
    21       List of Subsidiaries *
    23       Consent of Ernst & Young LLP *

_________________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.
(2) Incorporated by reference to the Registrant's Form 8-K dated March 22, 2001.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.
(5) Incorporated by reference to the Registrant's Form 8-K dated February 15, 2002.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated January 31, 2002.
(7) Incorporated by reference to the Registrant's Form 8-K dated April 12, 2002.
*   Filed herewith
**  Management contract or compensatory plan or arrangement.