Form 10-Q
period 2002-07-31
STRATOS LIGHTWAVE INC
filed 2002-09-16
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2002, or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to _________

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

                                   ----------

                                 Not Applicable
  -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of September 12, 2002, there were 72,639,573 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I        FINANCIAL INFORMATION ......................................................................        1
   Item 1.    Financial Statements .......................................................................        1
              Condensed Consolidated Balance Sheets as of April 30, 2002 and July 31, 2002
                 (unaudited) .............................................................................        1
              Condensed Consolidated Statements of Operations (unaudited) for the three months
                 ended July 31, 2001 and 2002 ............................................................        2
              Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
                 ended July 31, 2001 and 2002 ............................................................        3
              Notes to Condensed Consolidated Financial Statements (unaudited) July 31, 2002 .............        4
   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation .......        8
   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         23

PART II.      OTHER INFORMATION ..........................................................................       24
   Item 1.    Legal Proceedings ..........................................................................       24
   Item 2.    Changes in Securities and Use of Proceeds ..................................................       25
   Item 6.    Exhibits and Reports on Form 8-K ...........................................................       26

SIGNATURES ...............................................................................................       27

INDEX TO EXHIBITS ........................................................................................       30

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            April 30,        July 31,
                                                                              2002             2002
                                                                           -----------      -----------
                                                                                            (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents.............................................  $    61,020      $    49,505
   Short-term investments................................................       30,900           28,200
   Accounts receivable, less allowance...................................        8,245            6,925
   Inventories:
      Finished products..................................................          798            1,727
      Work in process....................................................        2,107            2,923
      Materials..........................................................       12,916           10,589
                                                                           -----------      -----------
                                                                                15,821           15,239
   Recoverable income taxes..............................................        2,820            2,820
   Prepaid expenses......................................................        1,789            2,270
                                                                           -----------      -----------
      Total current assets...............................................      120,595          104,959
Other assets:
      Goodwill, less accumulated amortization............................       55,155           55,296
      Deferred income taxes..............................................        4,494            4,856
      Assets held for sale...............................................        4,202            3,866
      Other..............................................................        1,252            1,500
                                                                           -----------      -----------
                                                                                65,103           65,518

Property, plant and equipment............................................       98,918          100,173
   Less allowances for depreciation......................................       30,020           33,406
                                                                           -----------      -----------
                                                                                68,898           66,767
                                                                           -----------      -----------
      Total assets.......................................................  $   254,596      $   237,244
                                                                           ===========      ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable.........................................................  $     2,840      $        --
   Accounts payable......................................................       10,126            7,020
   Other current liabilities.............................................        5,874            6,686
   Current portion of long-term debt.....................................        3,715            3,980
                                                                           -----------      -----------
      Total current liabilities..........................................       22,555           17,686
Long-term debt, less current portion.....................................        6,569            5,519
Deferred income taxes....................................................        4,494            4,857
Minority interest........................................................          498              492
Stockholders' equity:
   Preferred stock.......................................................           --               --
   Common stock..........................................................          728              728
   Additional paid-in capital............................................      283,162          283,162
   Accumulated deficit...................................................      (63,115)         (74,970)
   Foreign currency translation adjustment...............................         (295)            (230)
                                                                           -----------      -----------
      Total stockholders' equity.........................................      220,480          208,690
                                                                           -----------      -----------
         Total liabilities and stockholders' equity......................  $   254,596      $   237,244
                                                                           ===========      ===========

              See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                                           Three Months Ended July 31,
                                                                           ----------------------------
                                                                              2001             2002
                                                                           -----------      -----------
Revenue:
   Net sales.............................................................  $    17,499      $    10,722
   License fees and royalties............................................        1,126              207
                                                                           -----------      -----------
      Total..............................................................       18,625           10,929

Costs and expenses:
   Costs of sales........................................................       21,593           10,757
   Research and development..............................................        7,511            6,745
   Sales and marketing...................................................        2,227            2,220
   General and administrative............................................        4,865            3,437
                                                                           -----------      -----------
      Total costs and expenses...........................................       36,196           23,159
                                                                           -----------      -----------

Loss from operations.....................................................      (17,571)         (12,230)

Investment income, net...................................................        1,369              375
                                                                           -----------      -----------

Loss before income taxes.................................................      (16,202)         (11,855)
Provision for income taxes (credit)......................................       (6,485)              --
                                                                           -----------      -----------
Net loss.................................................................  $    (9,717)     $   (11,855)
                                                                           ===========      ===========
Net loss per share, basic and diluted....................................  $     (0.15)     $     (0.16)
                                                                           ===========      ===========

Weighted average number of common shares outstanding:

   Basic.................................................................       64,092           72,781
                                                                           ===========      ===========
   Diluted...............................................................       64,092           72,781
                                                                           ===========      ===========

              See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                              Three Months Ended July 31,
                                                                                             -----------------------------
                                                                                                2001               2002
                                                                                             ----------         ----------
Operating activities:
Net loss ..................................................................................  $   (9,717)        $  (11,855)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Provision for depreciation and amortization ........................................       3,125              3,339
       Provision for deferred taxes (credit) ..............................................      (3,820)                --
       Provision for losses on accounts receivable ........................................       2,425                 --
       Change in operating assets and liabilities .........................................       9,926             (1,227)
                                                                                             ----------         ----------
   Net cash provided by (used in) operating activities ....................................       1,939             (9,743)

Investing activities:
   Purchases of property, plant and equipment .............................................     (12,741)            (1,041)
   Purchases of short-term investment .....................................................     (14,100)            (5,000)
   Sales of short-term investments ........................................................          --              7,700
   Sale of assets held for sale ...........................................................          --                336
   Acquisitions ...........................................................................      (8,027)              (142)
   Other ..................................................................................           5                 --
                                                                                             ----------         ----------
   Net cash (used in) provided by investing activities ....................................     (34,863)             1,853

Financing activities:
   Repayment of borrowings ................................................................          --             (3,625)
                                                                                             ----------         ----------
   Net cash used in financing activities ..................................................          --             (3,625)
                                                                                             ----------         ----------
Net decrease in cash and cash equivalents .................................................     (32,924)           (11,515)
Cash and cash equivalents at beginning of period ..........................................     125,438             61,020
                                                                                             ----------         ----------
Cash and cash equivalents at end of period ................................................  $   92,514         $   49,505
                                                                                             ==========         ==========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  July 31, 2002

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $9,696,000 and $11,790,000 for the first quarters of fiscal 2002 and 2003.

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

2.   Acquisitions

     On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company's common stock valued at $21,832,000, and $459,000 in cash. In addition, the Company assumed approximately $1,000,000 of debt, net of cash acquired. Paracer designs and manufactures Parallel Optics transceivers and subsystems and is based in Santa Clara, California.

     On February 4, 2002, the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3.2 million shares of the Company's common stock valued at $15,879,000, and $4,750,000 in cash. In addition, the Company assumed approximately $5,900,000 of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3,800,000 made by the Company to Tsunami prior to the acquisition. The $3,800,000 loan was converted to additional capital subsequent to the acquisition. The purchase agreement includes additional contingent consideration of up to $18,000,000 payable in the Company's common stock that may become due based on the attainment of certain performance targets relative to gross margin dollars on sales during the fiscal year ended April 30, 2003. Any additional consideration will be recorded as goodwill. Tsunami develops and manufactures innovative optical subsystems and is based in Mountain View, California.

     On May 31, 2001, the Company purchased substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc., a manufacturer of fiber optic circuits located in Hauppauge, New York, for approximately $8,117,000 in cash, including costs of acquisition.

     The allocation of the purchase price to the net assets acquired was as follows:

                                                               Advanced
                                                            Interconnection Tsunami Optics,
Amount Allocated To:                                          Technology          Inc.      Paracer, Inc.
-------------------                                         --------------- -------------- -------------
Assets acquired
     Cash .................................................    $       --     $    79,000   $ 3,144,000
     Accounts receivable ..................................            --         162,000        30,000
     Inventories ..........................................       559,000         827,000            --
     Property, plant and equipment ........................       318,000       1,286,000     1,237,000
     Other ................................................        50,000         417,000       299,000
                                                            -------------   -------------  ------------
       Total assets .......................................       927,000       2,771,000     4,710,000
Liabilities assumed:
     Notes payable ........................................            --       2,118,000     3,722,000
     Accounts payable .....................................            --       1,254,000       156,000
     Accrued expenses .....................................       180,000         350,000       719,000
                                                            -------------   -------------  ------------
       Total liabilities ..................................       180,000       3,722,000     4,597,000
                                                            -------------   -------------  ------------
     Net assets acquired ..................................       747,000        (951,000)      113,000
     Excess purchase price ................................     7,370,000      21,580,000    22,178,000
                                                            -------------   -------------  ------------
     Purchase price .......................................    $8,117,000     $20,629,000   $22,291,000
                                                            =============   =============  ============

Cash paid, including transaction costs ....................    $8,117,000     $ 4,750,000       459,000
Stock consideration .......................................            --      15,879,000    21,832,000
                                                            -------------   -------------  ------------
Total purchase price ......................................    $8,117,000     $20,629,000   $22,291,000
                                                            =============   =============  ============

     The above described acquisitions were accounted for using the purchase method of accounting. Had these acquisitions been made as of the beginning of fiscal 2002, the impact on the Company's operating results would not have been significant.

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

3.   Restructuring Charges

     The Company recorded restructuring charges of approximately $31.2 million in fiscal 2002 and approximately $1.0 million in the first quarter of fiscal 2003. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

                                     Balance               2003          Utilized through         Balance
                                 April 30, 2002          Charges          July 31, 2002        July 31, 2002
                                 ----------------    ---------------    ------------------    ---------------
Employee costs                        $  850,000         $1,007,000            $1,338,000           $519,000
Other costs                            1,210,000                 --             1,023,000            187,000
                                 ----------------    ---------------    ------------------    ---------------
Total                                 $2,060,000         $1,007,000            $2,361,000           $706,000
                                 ================    ===============    ==================    ===============

     Restructuring expenses have been classified in the Statement of Operations for the three months ended July 31, 2002, as follows:

Cost of sales ....................................................... $  385,000
Research and development ............................................     70,000
Sales and marketing .................................................     56,000
General administrative ..............................................    496,000
                                                                      ----------
  Total ............................................................. $1,007,000
                                                                      ==========

     The Company terminated 63 employees in the three months ended July 31, 2002 for the restructuring of its operations, including both production and administrative personnel. Severance pay in the amount of $159,000 relative to these terminations will be paid out during fiscal 2003 and the remainder through fiscal 2006.

4.   Income Taxes

     During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the three months ended July 31, 2002, and an additional valuation reserve of $1.5 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal 2003.

     We have net operating loss carry forwards of approximately $59.6 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

5.   Long-Term Debt

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At July 31, 2002, information relating to these notes is as follows:

                                                        Information Technology
                                                    -------------------------------      Equipment
                                                       Note 1            Note 2          Financing           Total
                                                    --------------    -------------    --------------    -------------
Current portion ..................................     $1,834,000       $1,145,000        $1,001,000       $3,980,000
Long-term ........................................      3,872,000        1,176,000           471,000        5,519,000
                                                    --------------    -------------    --------------    -------------
                                                       $5,706,000       $2,321,000        $1,472,000       $9,499,000
                                                    ==============    =============    ==============    =============

Interest rate ....................................           5.50%            3.52%            13.72%

Payment terms ....................................        Monthly        Quarterly           Monthly

Maturity .........................................           2006             2005              2005

6.   Loss Per Share

                                                                                        Three Months Ended July 31,
                                                                                    ----------------------------------
                                                                                        2001                 2002
                                                                                    --------------       -------------
Numerator - net loss ..............................................................     $  (9,717)           $(11,855)
                                                                                    ==============       =============
Denominator:
   Denominator for basic and diluted loss per share - weighted-average
   shares outstanding .............................................................        64,092              72,781
                                                                                    ==============       =============
Basic and diluted loss per share ..................................................     $   (0.15)           $  (0.16)
                                                                                    ==============       =============

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

Overview

     We develop, manufacture and sell optical subsystems for high data rate networking, data storage and telecommunication applications. These optical subsystems are designed for use in local area networks (LANs), storage area networks (SANs), metropolitan area networks (MANs), wide area networks (WANs) and in the telecommunication markets. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (SONET). As previously announced, we discontinued the manufacture of single ferrule connectors and certain other commodity products in the fourth quarter of fiscal 2002. Beginning in fiscal 2003, sales of optical products previously classified as optical components will be reclassified as part of our optical subsystem products.

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

     Our net sales are derived primarily from the sale of optical subsystems to optical communication original equipment manufacturers (OEMs). Our net sales have fluctuated from period to period based on customer demand for our products, the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

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

     Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success. We intend to continue to invest in research and development programs in future periods for the purpose of enhancing or reducing the cost of current optical subsystems, and developing new optical subsystems.

     We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers' representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and product marketing and promotion costs. We expect to continue to make significant expenditures for sales and marketing services.

     General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses in fiscal 2002 also include the amortization of goodwill resulting from the excess of the purchase price over net assets of the acquired companies. We expect to continue to make significant expenditures for general and administrative services.

Critical Accounting Policies

     Accounts Receivable. We sell products primarily to various telecommunications providers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer's financial condition.

     Inventory Reserves. It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one year's projected usage. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we intend to vigorously pursue such opportunities.

     Long-Lived Assets Impairment. We review the carrying value of our long-lived assets, including goodwill, if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate suggest that it may be impaired. If this review indicates that goodwill or other long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived asset, impairment is measured by comparing the carrying value of the long-lived asset to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. If an asset is considered held for sale, we adjust the carrying value of the underlying assets to fair value, as determined based on the estimated net realizable proceeds of the assets.

     Revenue Recognition. Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. We establish a reserve for returns based on any known and anticipated returns.

     Customer Returns. It is our policy to establish a reserve for customer returns based on any known and anticipated returns based on past experience. Occasionally, we will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of the contemplation of future business from the customer. We will continue to consider these requests in the future, however, we are not able to predict that we will enter into any additional agreements in the future, and, if so, the amount of any returns.

     Research and Development. All expenses relative to the development of a new product, prior to its introduction into production, are considered research and development expenses. In addition, the costs of the engineering effort to do significant redesign to enhance product performance that results essentially in a new product are also considered to be research and development expenses. Because the true manufacturability of our products is not obvious until a period of volume production has occurred, initial production is considered a part of the development process. During this phase, a portion of the scrap expense and yield loss would be considered development expense. A product is still considered under development until it matures to the point where its production yields (volumes) are consistent with other mature products and any engineering effort is predominately dedicated to customer applications and/or quality support.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                              Three Months Ended July 31,
                                           --------------------------------
                                               2001                2002
                                           ------------        ------------
Revenue:
   Net sales .............................       100.0%              100.0%
   License fees and royalties ............         6.4                 1.9
                                           ------------        ------------
      Total ..............................       106.4               101.9

Costs and expenses:
   Cost of sales .........................       123.4               100.3
   Research and development ..............        42.9                62.9
   Sales and marketing ...................        12.7                20.7
   General and administrative ............        27.8                32.1
                                           ------------        ------------
      Total costs and expenses ...........       206.8               216.0
                                           ------------        ------------

Loss from operations .....................      (100.4)             (114.1)

Investment income, net ...................         7.8                 3.5
                                           ------------        ------------
Loss before income taxes .................       (92.6)             (110.6)

Provision for income taxes (credit) ......       (37.1)                 --
                                           ------------        ------------

Net loss .................................       (55.5)%            (110.6)%
                                           ============        =============

Three Months Ended July 31, 2002 and 2001

     Net Sales. Net sales decreased to $10.7 million in the three months ended July 31, 2002 from $17.5 million in the three months ended July 31, 2001. Of this $6.8 million decrease, $3.6 million is from a decrease in net sales of optical subsystems primarily due to a decrease in demand in several of our addressable markets including Fibre Channel, Gigabit Ethernet, Metropolitan Area Networks and telecommunications, and $3.2 million is from a decrease in net sales of single ferrule connectors as a result of discontinuing this product line in the fourth quarter of fiscal 2002.

     The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $7.4 million as of July 31, 2002 from $8.4 million as of April 30, 2002. Of this $1.0 million decrease in backlog, $900,000 was due to a decrease in orders for our optical subsystems and $100,000 was due to a decrease in orders for optical components which we discontinued in the fourth quarter of fiscal 2002. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees decreased to $207,000 in the three months ended July 31, 2002 from $1.1 million in the three months ended July 31, 2001. The decrease primarily relates to lump sum payments of approximately $1.0 million from the receipt of license and royalty payments in association with the settlement of two patent infringement cases in the first quarter of fiscal 2002. The decrease was partially offset by the receipt of higher royalties from two licensees in the first quarter of fiscal 2003. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales. Cost of sales decreased to $10.8 million in the three months ended July 31, 2002 from $21.6 million in the three months ended July 31, 2001. Gross profit as a percentage of net sales, or gross margin, increased to negative (.3)% in the three months ended July 31, 2002 from negative (23.4)% in the three months ended July 31, 2001. The reduction in charges for obsolete and slow moving inventory in the current quarter increased the gross margin 40.8 percentage points and the sale of approximately $230,000 of inventory previously considered excess and fully reserved, favorably impacted gross margin by 2.2%. These factors were offset 3.6 percentage points for employee severance pay related to the restructuring of operations and 16.3 percentage points due to the decline in sales and the decline in the average unit selling price for our products due primarily to pricing pressures and product mix.

     Cost of sales was charged approximately $470,000 and $7.9 million in the three months ended July 31, 2002 and 2001 for obsolete and excess inventory.

     Research and Development. Research and development expenses decreased to $6.7 million in the three months ended July 31, 2002 from $7.5 million in the three months ended July 31, 2001. This decrease of $800,000 was due primarily to a decrease of $1.3 million in material and overhead costs related to major product development projects, offset by $200,000 of additional personnel costs dedicated to research and development, and $300,000 for expanded research and development facilities.

     Sales and Marketing. Sales and marketing expenses remained at $2.2 million in the three months ended July 31, 2002 compared to the three months ended July 31, 2001. We experienced an increase of $200,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and a decrease of $200,000 in field sales operating costs supporting our sales.

     General and Administrative. General and administrative expenses decreased to $3.4 million in the three months ended July 31, 2002 from $4.9 million in the three months ended July 31, 2001. This $1.5 million decrease was due to a reduction of $2.0 million of costs for facilities and staff offset by $500,000 of additional corporate management and legal costs.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002 and as a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 63 days at July 31, 2002 compared to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded an additional $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

     Investment Income, Net. Investment income, net of investment expense, decreased to $375,000 in the three months ended July 31, 2002 from $1.4 million in the three months ended July 31, 2001. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2003 reflects the reduction of excess cash balances as well as lower interest rates throughout the market place during this period.

     Income Taxes. During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the three months ended July 31, 2002, and an additional valuation reserve of $1.5 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal 2003.

     We have net operating loss carry forwards of approximately $59.6 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $9.7 million for the three months ended July 31, 2002. The use of cash in operating activities resulted primarily from a net loss and decreases in notes payable, accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Net cash provided by operating activities was $1.9 million for the three months ended July 31, 2001. Cash provided by operating activities resulted primarily from decreases in accounts receivable and inventories offset in part by the net loss and decreases in accounts payable and accrued expenses.

     Net cash provided by investing activities was $1.9 million in the three months ended July 31, 2002. Net cash provided by investing activities related primarily to the sales of short-term investments and assets held for sale offset in part by the purchase of short-term investments and the purchases of equipment and facilities. Net cash used in investing activities was $34.9 million in the three months ended July 31, 2001. Net cash used in investing activities during this period related primarily to an acquisition, purchases of equipment and facilities, and the purchase of short-term investments. We expended $8.0 million in May 2001 for the purchase of substantially all of the assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc.

     Net cash used in financing activities was $3.6 million in the three months ended July 31, 2002, and represents repayments on borrowings.

     As of July 31, 2002, our principal source of liquidity was approximately $77.7 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and our ability to lower operating expenses. Our only cash commitment is the repayment of long-term debt of approximately $9.5 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Factors That May Affect Our Future Results

                         Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 39% and incurred a net loss of $11.9 million during the three months ended July 31, 2002. We experienced a decrease in new sales of 55% and incurred a net loss of $72.2 million during fiscal 2002. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

     Our optical subsystems are used primarily in enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which optical communication technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of optical communication technologies. If these markets do not grow, or if the use of optical communication technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the three months ended July 31, 2002, QLogic and its contract manufacturers accounted for 11% of our net sales. For the three months ended July 31, 2001, McData Corporation and its contract manufacturers accounted for 14% of our net sales. We expect our dependence on sales to a small number of large customers to continue.

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

     We cannot predict the timing of our sales accurately because of the length of our sales cycles. As a result, if sales forecasts from specific customers are not realized, we may be unable to compensate for the sales shortfall and our net sales may decline. The period of time between our initial contact with a customer and the receipt of a purchase order may span up to a year or more, and varies by product and customer. During this time, customers may perform, or require us to perform, extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before committing to purchase our products, including ability to interoperate with other subsystems, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while our potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or only small amounts of our products to these potential customers. Consequently, if new sales do not result from our efforts to qualify our products, our operating expenses will increase.

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

The market for optical subsystems is highly competitive, which may result in lost sales or lower gross margins.

     The markets for optical subsystems are highly competitive and are expected to intensify in the future. We compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., JDS Uniphase Corporation, Lucent Technologies Inc., Molex, Inc., Optical Communications Products, Inc., Tyco International, Ltd. and a number of other smaller companies. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in our consolidating industry in order to gain new technologies or products. Many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, companies with diversified product offerings can better sustain an economic downturn.

     We expect that more companies, including some of our customers, will enter the markets for our products. We may not be able to compete successfully against either current or future competitors. Competitive pressures, combined with weakening demand, may result in further price reductions, lower margins and loss of market share. In addition, some of our current and potential customers are attempting to integrate their operations by producing their own optical subsystems or acquiring one or more of our competitors which may eliminate the need to purchase our products. Furthermore, larger companies in other related industries are developing and acquiring technologies and applying their significant resources, including their distribution channels and brand name recognition, in an effort to capture significant market share. While this trend has not historically impacted our competitive position, it may result in future decreases in our net sales.

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

     Our products are complex and may contain defects, particularly when first introduced or as new versions are released. Our customers integrate our optical subsystems into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products have been incorporated, it may be difficult to identify the source of the problem. We may be subject to liability claims for damages related to product defects or experience manufacturing delays as a result of these defects in the future, any or all of which could be substantial. The length of any future manufacturing delays in connection with a product defect will depend on the nature of the defect and whether we or one of our component suppliers was the source of the defect. Moreover, the occurrence of defects, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technology.

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

     A portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 39.1% of our net sales during the three months ended July 31, 2002 and approximately 29.1% of our net sales in fiscal 2002. Our international operations are subject to a number of risks and uncertainties, including:

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

     .   large one-time write-offs; and

     .   amortization expenses related to intangible assets.

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

     The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering in June 2000. These fluctuations could continue. Factors that could affect our stock price include:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to certain market risks, including foreign currency and interest rates. Although certain of our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currencies to which we are exposed are the pound sterling and Chinese renminbi.

     The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company's market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2002 and the first quarter of 2003.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a lawsuit may harm our business, financial condition or results of operation. Our management believes that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operation.

     The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et. al., No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company's initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company's June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended. We believe that these lawsuits are without merit and intend to defend them vigorously.

     In June 2002, Catherine Lego, as representative of the former stockholders of Tsunami Optics, Inc. filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company's acquisition of Tsunami Optics, Inc. in February 2002. In August 2002, the lawsuit was removed to the United States District Court for the Northern District of California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the potential earn-out payment of up to $18 million provided for in the acquisition agreement. The complaint also alleges failure of consideration in connection with the acquisition agreement, and breach of covenants of good faith and fair dealing. Plaintiff is seeking a declaratory judgment that the Company has materially breached the agreement and $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed various affirmative defenses to this lawsuit. In addition, the Company has filed a cross complaint against James P. Campbell and Catherine Lego, individually. In its cross-complaint, the Company seeks declaratory judgment that it has the right to make changes in Tsunami's business under the agreement for the Tsunami acquisition. The cross-complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition and a claim for breach of fiduciary duty against Campbell. The cross-complaint seeks compensatory and punitive damages. We believe that this lawsuit is without merit and intend to vigorously defend against these claims.

     In August 2002, James Campbell filed a separate lawsuit against the Company in the Superior court of California, County of Santa Clara, alleging breach of contract, fraud, violation of the implied covenant of good faith and fair dealing, age discrimination and wrongful termination in violation of public policy. Campbell seeks unspecified damages, punitive damages and attorney's fees. We believe that this lawsuit is without merit and intend to vigorously defend against these claims.

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

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $98.4 million for general corporate purposes and the purchase of equipment and facilities, payments of $16.8 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

     (b) Reports on Form 8-K. A current report on Form 8-K was filed on May 10, 2002 to report the adoption of certain restructuring initiatives. No other reports on Form 8-K were filed by the Registrant in the three months ended July 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2002     Stratos Lightwave, Inc.

                              By:  /s/ James W. McGinley
                                  ----------------------------------------------
                                   James W. McGinley
                                   President and Chief Executive Officer

                              By:  /s/ David A. Slack
                                  ----------------------------------------------
                                   David A. Slack
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             STRATOS LIGHTWAVE, INC.

                 Certification of Disclosure in Quarterly Report
                 Pursuant to the Securities Exchange Act of 1934

     I, James W. McGinley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Stratos Lightwave, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002                        /s/ James W. McGinley
                                        ---------------------------------------
                                                   James W. McGinley
                                         President and Chief Executive Officer

                             STRATOS LIGHTWAVE, INC.

                 Certification of Disclosure in Quarterly Report
                 Pursuant to the Securities Exchange Act of 1934

     I, David A. Slack, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Stratos Lightwave, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002                             /s/ David A. Slack
                                                 -----------------------------
                                                         David A. Slack
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Description of Document
------    -----------------------

3.1       Certificate of Incorporation of Registrant (1)
3.2       Restated Certificate of Incorporation of Registrant (1)
3.3       Bylaws of the Registrant (1)
3.4 Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2
4.1       Specimen certificate representing the common stock (1)
4.2 Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC (2)
10.1 Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2 Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (3)
10.3 Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (3)
10.4 Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5 General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
10.6 Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.7      Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (4)
10.8 Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (5)
10.9      Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (6)
10.10 Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (7)
99.1      Certification of Periodic Financial Report Pursuant to 18 U.S.C.
          Section 1350*

----------------------

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