Form 10-Q
period 2002-10-31
STRATOS LIGHTWAVE INC
filed 2002-12-16
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31, 2002, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to___________

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

                                   ----------

                                 Not Applicable
   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
                                            ---     ---

As of December 12, 2002, there were 7,299,689 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX
                                      -----

                                                                                                              Page
                                                                                                              ----
PART I      FINANCIAL INFORMATION ............................................................................  1
   Item 1.  Financial Statements .............................................................................  1
            Condensed Consolidated Balance Sheets as of April 30, 2002 and October 31, 2002
               (unaudited) ...................................................................................  1
            Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended October 31, 2001 and 2002 ...............................................................  2
            Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended October 31, 2001 and 2002 ...............................................................  3
            Notes to Condensed Consolidated Financial Statements (unaudited) October 31, 2002 ................  4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation .............  9
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................................... 25
   Item 4.  Disclosure and Control Procedures ................................................................ 26

PART II.    OTHER INFORMATION ................................................................................ 27
   Item 1.  Legal Proceedings ................................................................................ 27
   Item 2.  Changes in Securities and Use of Proceeds ........................................................ 28
   Item 4.  Submission of Matters to a Vote of Security Holders .............................................. 29
   Item 6.  Exhibits and Reports on Form 8-K ................................................................. 29

SIGNATURES ................................................................................................... 30

INDEX TO EXHIBITS ............................................................................................ 33


                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           April 30,         October
                                                                                             2002           31, 2002
                                                                                         ------------     ------------
                                                                                                          (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents ...................................................             $61,020          $40,756
   Short-term investments ......................................................              30,900           30,000
   Accounts receivable, less allowance .........................................               8,245            6,115
   Inventories:
      Finished products ........................................................                 798            1,843
      Work in process ..........................................................               2,107            1,103
      Materials ................................................................              12,916            7,092
                                                                                         ------------     ------------
                                                                                              15,821           10,038
   Recoverable income taxes ....................................................               2,820            2,349
   Prepaid expenses ............................................................               1,789            1,610
                                                                                         ------------     ------------
      Total current assets .....................................................             120,595           90,868
Other assets:
      Goodwill, less accumulated amortization ..................................              55,155           28,430
      Deferred income taxes ....................................................               4,494            5,284
      Assets held for sale .....................................................               4,202            2,993
      Other ....................................................................               1,252            8,931
                                                                                         ------------     ------------
                                                                                              65,103           45,638

Property, plant and equipment ..................................................              98,918          100,623
   Less allowances for depreciation ............................................              30,020           36,831
                                                                                         ------------     ------------
                                                                                              68,898           63,792
                                                                                         ------------     ------------
      Total assets .............................................................            $254,596         $200,298
                                                                                         ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ...............................................................              $2,840              $--
   Accounts payable ............................................................              10,126            6,718
   Other current liabilities ...................................................               5,874            6,239
   Current portion of long-term debt ...........................................               3,715            4,063
                                                                                         ------------     ------------
      Total current liabilities ................................................              22,555           17,020
Long-term debt, less current portion ...........................................               6,569            4,595
Deferred income taxes ..........................................................               4,494            5,365
Minority interest ..............................................................                 498              439
Stockholders' equity:
   Preferred stock .............................................................                  --               --
   Common stock ................................................................                 728               72
   Additional paid-in capital ..................................................             283,162          284,024
   Accumulated deficit .........................................................            (63,115)        (111,486)
   Foreign currency translation adjustment .....................................               (295)              269
                                                                                         ------------     ------------
      Total stockholders' equity ...............................................             220,480          172,879
                                                                                         ------------     ------------
         Total liabilities and stockholders' equity ............................            $254,596         $200,298
                                                                                         ============     ============

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                                        Three Months Ended               Six Months Ended
                                                                            October 31,                      October 31,
                                                                   ---------------------------     ---------------------------
                                                                       2001           2002             2001           2002
                                                                   ------------   ------------     ------------   ------------
Revenue:
   Net sales ....................................................     $12,212        $11,051          $29,710        $21,774
   License fees and royalties ...................................         351            324            1,447            532
                                                                   ------------   ------------     ------------   ------------
      Total .....................................................      12,563         11,375           31,157         22,306

Costs and expenses:
   Costs of sales ...............................................      12,502         16,445           34,095         27,202
   Research and development .....................................       8,072          8,886           15,584         15,630
   Sales and marketing ..........................................       1,871          2,074            4,097          4,294
   General and administrative ...................................       3,402          3,769            8,236          7,207
                                                                   ------------   ------------     ------------   ------------
       Total costs and expenses .................................      25,847         31,174           62,012         54,333
                                                                   ------------   ------------     ------------   ------------
   Loss from operations .........................................     (13,284)       (19,799)         (30,855)       (32,027)

   Investment income ............................................         916            264            2,285            638
                                                                   ------------   ------------     ------------   ------------

   Loss before income taxes .....................................     (12,368)       (19,535)         (28,570)       (31,389)
   Provision (credit) for income taxes ..........................       3,904             --           (2,581)            --
                                                                   ------------   ------------     ------------   ------------

   Loss before cumulative effect of a change in accounting
     principle ..................................................     (16,272)       (19,535)         (25,989)       (31,389)

   Cumulative effect of a change in accounting principle ........          --             --               --        (16,982)
                                                                   ------------   ------------     ------------   ------------

Net loss ........................................................    $(16,272)      $(19,535)        $(25,989)      $(48,371)
                                                                   ============   ============     ============   ============

Net loss per share, basic and diluted:
   Before cumulative effect of a change in accounting
     principle ..................................................      $(2.54)        $(2.67)          $(4.05)        $(4.30)
   Cumulative effect of a change in accounting principle ........          --             --               --          (2.33)
                                                                   ------------   ------------     ------------   ------------

   Net loss .....................................................      $(2.54)        $(2.67)          $(4.05)        $(6.63)
                                                                   ============   ============     ============   ============

Weighted average number of common shares outstanding:
      Basic .....................................................       6,409          7,311            6,409          7,311
                                                                   ============   ============     ============   ============
      Diluted ...................................................       6,409          7,311            6,409          7,311
                                                                   ============   ============     ============   ============

Net loss per share for the three and six months ended October 31, 2001 has been restated to reflect a 1 for 10 reverse stock split effected on October 21, 2002.

                       See notes to condensed consolidated

                             STRATOS LIGHTWAVE, INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                 October 31,
                                                                                         ----------------------------
                                                                                            2001             2002
                                                                                         ------------     ------------

Operating activities:
Net loss .......................................................................           $(25,989)        $(48,371)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for depreciation and amortization ..............................               6,208            7,316
      Provision for impairment of goodwill and other assets ....................                  --           19,051
      Provision for deferred taxes .............................................                 421               --
      Provision for losses on accounts receivable ..............................               2,430              119
      Change in operating assets and liabilities ...............................              10,563            6,598
                                                                                         ------------     ------------
   Net cash used in operating activities .......................................             (6,367)         (15,287)

Investing activities:
   Purchases of property, plant and equipment ..................................            (19,236)          (2,430)
   Purchases of short-term investment ..........................................            (28,200)         (18,300)
   Sales of short-term investments .............................................              14,400           19,200
   Acquisitions ................................................................             (8,093)            (189)
   Sale of assets held for sale ................................................                  --            1,209
   Other .......................................................................                 (2)               --
                                                                                         ------------     ------------
   Net cash used in investing activities .......................................            (41,131)            (510)

Financing activities:
   Repayment of borrowings .....................................................                  --          (4,467)
                                                                                         ------------     ------------
   Net cash used in financing activities .......................................                  --          (4,467)
                                                                                         ------------     ------------
   Net decrease in cash and cash equivalents ...................................            (47,498)         (20,264)
   Cash and cash equivalents at beginning of period ............................             125,438           61,020
                                                                                         ------------     ------------
   Cash and cash equivalents at end of period ..................................             $77,940          $40,756
                                                                                         ============     ============

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                October 31, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $16,087,000 and $19,036,000 for the second quarters of fiscal 2002 and 2003, and $25,784,000 and $47,807,000 for the six months ended October 31, 2001 and 2002.

2. Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives will continue to be amortized over those useful lives. Goodwill amoritzation expense in fiscal years 2000, 2001 and 2002 was $166,000, $556,000 and 848,000, respectively. The following table discloses pro forma results for net income and earnings per share as if the non-amoritzation of goodwill provisions of FASB Statement No. 142 were adopted at the beginning of fiscal year 2002.

                                                                    Three Months Ended                Six Months Ended
                                                                        October 31,                     October 31,
                                                              ------------------------------    --------------------------
(in thousands, except per share amounts)                          2001             2002            2001           2002
                                                              --------------    ------------    -----------    -----------
Reported net loss ........................................         $(16,272)       $(19,535)      $(25,989)      $(48,371)
Add back:  Goodwill amortization .........................              189              --            413             --
                                                              --------------    ------------    -----------    -----------
Adjusted net loss ........................................         $(16,083)       $(19,535)      $(25,576)      $(48,371)
                                                              ==============    ============    ===========    ===========

Reported basic and diluted loss per share ................           $(2.54)         $(2.67)        $(4,05)        $(6.63)
Add back:  Goodwill amortization per share ...............              .03              --            .06             --
                                                              --------------    ------------    -----------    -----------
Adjusted basic and diluted loss per share ................           $(2.51)         $(2.67)        $(3.99)        $(6.63)
                                                              ==============    ============    ===========    ===========


Financial Accounting Standards No. 141, Business Combinations

     In accordance with the provisions of SFAS No. 141, $1,367,000 and $8,566,000 of the purchase price for the Tsunami and Paracer acquisitions respectively, previously allocated to goodwill in our preliminary purchase price allocation has been reallocated based upon independent appraisals, to other intangible assets which are being amortized over their estimated useful lives.

     Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070,000 charge to in-process research and development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Statement of Operations for the three and six months ended October 31, 2002.

Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

     SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (May 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003.

     For the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To accomplish this, the Company identified reporting units consistent with the way the Company is managed. The Company then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill is impaired, and the Company would be required to perform the second step of the transitional impairment test.

     During the second quarter of fiscal 2003, the Company performed its transitional goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that an impairment existed within the active optical subsystems reporting unit since the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to the second step of the test, the Company compared the implied fair value of the unit's goodwill (determined by allocating the unit's fair value based on expected future discounted cash flows, to all its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company did not obtain independent valuations of unrecognized intangible assets as well as fixed assets since the unit's fair value indicated full impairment of its goodwill.

     Significant negative industry and economic trends affecting the Company's current and future operations, and therefore future cash flows, contributed to the transitional impairment test resulting in an impairment of goodwill related to the active optical subsystems reporting unit of approximately $16,982,000. This one time noncash charge is nonoperational in nature and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for the six months ended October 31, 2002. Going forward any additional impairment of goodwill will be recorded in the period the goodwill is determined to be impaired.

3. Acquisitions

     On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company's common stock valued at $21,832,000, and $459,000 in cash. In addition, the Company assumed approximately $1,000,000 of debt, net of cash acquired. Paracer designs and manufactures both serial and parallel active subsystems and is based in Santa Clara, California.

     On February 4, 2002, the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3.2 million shares of the Company's common stock valued at $15,879,000, and $4,750,000 in cash. In addition, the Company assumed approximately $5,900,000 of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3,800,000 made by the Company to Tsunami prior to the acquisition. The $3,800,000 loan was converted to additional capital subsequent to the acquisition. The purchase agreement includes additional contingent consideration of up to $18,000,000 payable in the Company's common stock that may become due based on the attainment of certain performance targets relative to gross margin dollars on sales during the fiscal year ending April 30, 2003. Any additional consideration paid will be recorded as goodwill. Tsunami develops and manufactures innovative optical subsystems and is based in Mountain View, California.

     On May 31, 2001, the Company purchased substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc., a manufacturer of fiber optic circuits located in Hauppauge, New York, for approximately $8,117,000 in cash, including costs of acquisition.

     The allocation of the purchase price to the net assets acquired was as follows:

                                                                  Advanced
                                                              Interconnection     Tsunami nOptics,
Amount Allocated To:                                             Technology              Inc.           Paracer, Inc.
-------------------                                           ---------------     ----------------     ---------------
Assets acquired:
   Cash ...................................................            $   --              $79,000          $3,144,000
   Accounts receivable ....................................                --              162,000              30,000
   Inventories ............................................           559,000              827,000                  --
   In process research and development ....................                --              130,000           1,940,000
   Developed technology ...................................                --              490,000           6,020,000
   Computer software ......................................                --               87,000              66,000
   Company trade name .....................................                --              660,000             540,000
   Property, plant and equipment ..........................           318,000            1,286,000           1,237,000
   Other ..................................................            50,000              417,000             299,000
                                                              ---------------     ----------------     ---------------
      Total assets ........................................           927,000            4,138,000          13,276,000
Liabilities assumed:
   Notes payable ..........................................                --            2,118,000           3,722,000
   Accounts payable .......................................                --            1,254,000             156,000
   Accrued expenses .......................................           180,000              350,000             719,000
                                                              ---------------     ----------------     ---------------
      Total liabilities ...................................           180,000            3,722,000           4,597,000
                                                              ---------------     ----------------     ---------------
   Net assets acquired ....................................           747,000              416,000           8,679,000
   Goodwill ...............................................         7,370,000           20,237,000          13,635,000
                                                              ---------------     ----------------     ---------------
   Purchase price .........................................        $8,117,000          $20,653,000         $22,314,000
                                                              ===============     ================     ===============

Cash paid, including transaction costs ....................         8,117,000           $4,774,000             482,000
Stock consideration .......................................                --           15,879,000          21,832,000
                                                              ---------------     ----------------     ---------------
Total purchase price ......................................        $8,117,000          $20,653,000         $22,314,000
                                                              ===============     ================     ===============

     The above described acquisitions were accounted for using the purchase method of accounting. Had these acquisitions been made as of the beginning of fiscal 2002, the impact on the Company's operating results for all periods would not have been significant.

     Because of current tax regulations, the goodwill related to the Tsunami and Paracer acquisitions cannot be deducted for federal and state income tax purposes.

4.   Restructuring Charges

     The Company recorded restructuring charges of approximately $31.2 million in fiscal 2002 and approximately $2.5 million in the first six months of fiscal 2003. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

                                               Balance              2003           Utilized through         Balance
                                           April 30, 2002         Charges             October 31,         October 31,
                                                                                         2002                2002
                                          ----------------    ---------------     ------------------    ---------------
Employee costs .......................           $850,000         $2,247,000             $2,026,000         $1,071,000
Other costs ..........................          1,210,000            277,000              1,443,000             44,000
                                          ----------------    ---------------     ------------------    ---------------
Total ................................         $2,060,000         $2,524,000             $3,469,000         $1,115,000
                                          ================    ===============     ==================    ===============


     Restructuring expenses have been classified in the Statement of Operations for the three and six months ended October 31, 2002, as follows:

                                                           Three Months                 Six Months
                                                              Ended                        Ended
                                                         October 31, 2002            October 31, 2002
                                                        -------------------------------------------------
Cost of sales .......................................             $346,000                     $731,000
Research and development ............................              669,000                      739,000
Sales and marketing .................................               98,000                      154,000
General administrative ..............................              404,000                      900,000
                                                        -------------------           -------------------
   Total ............................................           $1,517,000                   $2,524,000
                                                        ===================           ===================

     The Company terminated 161 employees in the six months ended October 31, 2002 for the restructuring of its operations, including both production and administrative personnel. Severance pay in the amount of $676,000 relative to these terminations will be paid out during fiscal 2003 and the remainder through fiscal 2006.

5.   Income Taxes

     During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the six months ended October 31, 2002, and an additional valuation reserve of $9.8 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2003.

     We have net operating loss carry forwards of approximately $82.8 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

6.   Long-Term Debt

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At October 31, 2002, information relating to these notes is as follows:

                                            Information Technology
                                        ------------------------------      Equipment
                                            Note 1           Note 2         Financing           Total
                                        -------------    -------------    --------------    -------------
Current portion .....................     $1,859,000       $1,152,000        $1,052,000       $4,063,000
Long-term ...........................      3,525,000          887,000           183,000        4,595,000
                                        -------------    -------------    --------------    -------------
                                          $5,384,000       $2,039,000        $1,235,000       $8,658,000
                                        =============    =============    ==============    =============

Interest rate .......................          5.50%            3.52%            13.72%

Payment terms .......................        Monthly        Quarterly           Monthly

Maturity ............................           2006             2005              2005

7.   Loss Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended                 Six Months Ended
                                                                          October 31                        October 31,
                                                                  ----------------------------     ----------------------------
                                                                      2001           2002              2001            2002
Numerator - net loss ..........................................     $(16,272)      $(19,535)         $(25,989)       $(48,371)
                                                                  ============    ============     ============    ============
Denominator:
   Denominator for basic and diluted loss per share - weighted
   average shares .............................................         6,409           7,311            6,409           7,311
                                                                        =====           =====            =====           =====
   Basic and diluted loss per share ...........................       $(2.54)         $(2.67)          $(4,05)         $(6.63)
                                                                  ============    ============     ============    ============

8.   New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company's current restructuring plan, initiated in the first six months of fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of $2.5 million when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $1.1 million of the $2.5 million charge would have been recognized as incurred and not accrued in the second quarter of fiscal 2003.

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

Overview

     We develop, manufacture and sell optical subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military and government applications, and other industrial markets and applications. We plan to continue to diversify our end markets and expand our product offerings through internal and external growth. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (SONET). As previously announced, we discontinued the manufacture of single ferrule connectors and certain other commodity products in the fourth quarter of fiscal 2002. Beginning in fiscal 2003, sales of optical products previously classified as optical components will be reclassified as part of our optical subsystem products.

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

     Our net sales are derived primarily from the sale of optical subsystems to original equipment manufacturers (OEMs). Our net sales have fluctuated from period to period based on customer demand for our products, the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

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

     Our cost of sales consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We have periodically experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. Substantially all of our products are designed and manufactured in our own facilities. In the future we may expand the volume of products manufactured by third parties. Accordingly, a significant portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs or introduce new products to offset anticipated decreases in the average selling prices of our products.

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

Critical Accounting Policies

     Accounts Receivable. We sell products primarily to various original equipment manufacturers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer's financial condition.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                                                           Six Months Ended October 31,
                                                                        ----------------------------------
                                                                             2001                2002
                                                                        ---------------      -------------
Revenue:
   Net sales .......................................................          100.0%              100.0%
   License fees and royalties ......................................            4.9                 2.4
                                                                        ---------------      -------------
      Total ........................................................          104.9               102.4

Costs and expenses:
   Cost of sales ...................................................          114.8               124.9
   Research and development ........................................           52.4                71.8
   Sales and marketing .............................................           13.8                19.7
   General and administrative ......................................           27.7                33.1
                                                                        ---------------      -------------
      Total costs and expenses .....................................          208.7               249.5
                                                                        ---------------      -------------

Loss from operations ...............................................         (103.8)             (147.1)

Investment income, net .............................................            7.7                 2.9
                                                                        ---------------      -------------
Loss before income taxes ...........................................          (96.1)             (144.2)

Provision for income taxes (credit) ................................           (8.6)                 --
                                                                        ---------------      -------------

   Loss before cumulative effect of a change in accounting principle          (87.5)             (144.2)
   Cumulative effect of a change in accounting principle ...........             --            (78.0)

                                                                        ---------------      -------------
Net loss ...........................................................          (87.5)%            (222.2)%
                                                                        ===============      =============

Three and Six Months Ended October 31, 2002 and 2001

         Net Sales. Net sales for the second quarter of fiscal 2003 decreased to $11.1 million from $12.2 million a year ago. Net sales for the six month period ended October 31, 2002 decreased 27% over the same period a year ago to $21.8 million from $29.7 million. Of the $1.1 million decrease in the second quarter, $2.0 million is from a decrease in the net sales into the storage end market and $300,000 is from a decrease in the net sales into the data networking end market. These decreases were offset in part by a $800,000 increase in the net sales into the military/governmental end market and a $400,000 increase in the net sales into the telecom/metro end market.

         Net sales decreased $7.9 million in the six months ended October 31, 2002 over the comparable period last year. The decrease represents a $3.1 million decrease in the net sales into the storage end market, a $3.1 million decrease in the net sales into the data networking end market, a $3.0 million decrease in the net sales into the telecom/metro end market and a $200,000 decrease in the net sales into other end markets. These decreases were offset in part by a $1.5 million increase in the net sales into the military/governmental end market.

     The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $6.3 million as of October 31, 2002 from $8.4 million as of April 30, 2002. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees decreased to $324,000 in the three months ended October 31, 2002 from $351,000 in the three months ended October 31, 2001. This decrease is primarily attributable to generally lower sales of optical subsystems among licensees, consistent with general economic conditions in the optical networking marketing. License fees decreased to $532,000 in the six months ended October 31, 2002 from $1.4 million in the six months ended October 31, 2001. The decrease primarily relates to lump sum payments of approximately $1.0 million from the receipt of license and royalty payments in association with the settlement of two patent infringement cases in the first six months of fiscal 2002. The decrease was partially offset by the receipt of higher royalties from two licensees in the first six months of fiscal 2003. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licenses products.

     Cost of Sales and Gross Margins. Cost of sales increased to $16.4 million in the three months ended October 31, 2002 from $12.5 million in the three months ended October 31, 2001 and decreased to $27.2 million for the six months ended October 31, 2002 compared to $34.1 million in the six months ended October 31, 2001. Gross profit as a percentage of net sales or gross margin, decreased to negative (48.8)% in the three months ended October 31, 2002 from negative (2.4)% in the three months ended October 31, 2001. Approximately 4.3 percentage points of the 46.4 percentage point decrease was due to the decline in sales, and the decline in the average unit selling price for our products due primarily to pricing pressures and product mix, 39.0 percentage points was due to a charge for obsolete and slow moving inventory, and 3.1 percentage points for employee severance pay relating to the restructuring of operations.

     The gross margin decreased to negative (24.9) % for the six months ended October 31, 2002 from negative (14.8)% in the comparable period last year. Approximately 9.7 percentage points of the 10.2 percentage point decrease in gross margin was the result of the decline in sales and the decline in the average unit selling price for our products due primarily to pricing pressures and product mix, 4.7 percentage points for employee severance pay relating to the restructuring of operations. These factors were offset 3.1% for the reduction in charges for obsolete and slow moving inventory and the sale of approximately $230,000 of inventory previously considered excess and fully reserved, favorably impacting gross margin by 1.1%.

     Cost of sales was charged approximately $5.3 million and $8.5 million in the six months ended October 31, 2002 and 2001 for obsolete and excess inventory.

     Research and Development. Research and development expenses increased to $8.9 million in the three months ended October 31, 2002 from $8.1 million in the three months ended October 31, 2001. The increase of $800,000 was due primarily to the recording of a $2.1 million charge to write off the costs of the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. that was allocated to intangible in-process research and development, in accordance with SFAS No. 141, $900,000 of increased costs of research and development facilities and $670,000 for employee severance pay relating to the restructuring of operations. These increases were offset by a $2.0 million decrease in material and operating costs related to major product development projects and $870,000 of personnel costs dedicated to research and development.

     Research and development expenses remained constant at $15.6 million in the six months ended October 31 2002 when compared to the comparable period last year. During the six months ended October 31, 2002, the Company incurred the $2.1 million charge for the write off of intangible assets as described above, an increase of $1.2 million in costs of research and development facilities over the six months ended October 31, 2001 and $740,000 for employee severance pay related to the restructuring of operations. These increases were offset by a decrease of $3.3 million in material and operating costs related to major product development projects and $740,000 of personnel costs dedicated to research and development.

     Sales and Marketing. Sales and marketing expenses increased to $2.1 million in the three months ended October 31, 2002 from $1.9 million in the three months ended October 31, 2001. This $200,000 increase was due both to an increase of $168,000 in sales and marketing salaries, fringe benefits. bonuses and commissions, and $32,000 in field sales operating costs supporting our sales volume.

     Sales and marketing expenses increased to $4.3 million in the six months ended October 31, 2002 from $4.1 million in the comparable period last year. This $200,000 increase was due to a $400,000 increase in sales and marketing salaries, fringe benefits, bonuses and commissions offset in part by a $200,00 decrease in field sales operating costs supporting our sales volume.

     General and Administrative. General and administrative expenses increased to $3.8 million in the three months ended October 31, 2002 from $3.4 million in the three months ended October 31, 2001. This $400,000 increase was due to $400,000 for employee severance pay relating to the restructuring of operations and a $200,000 increase in general operating and legal expenses, offset by a $200,000 decrease in salaries, fringe benefits and bonuses.

     General and administrative expenses decreased to $7.2 million in the six months ended October 31, 2002 from $8.2 million in the comparable period last year. This $1.0 million decrease was due to a reduction of $200,000 in salaries, fringe benefits and bonuses and a reduction of $1.7 million in general operating and legal expenses, offset by $900,000 for employee severance pay relating to the restructuring of operations.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002 and as a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable decreased to 50 days at October 31, 2002 compared to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded an additional $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

     Investment Income, Net. Investment income, net of investment expense, decreased to $264,000 in the three months ended October 31, 2002 from $916,000 in the three months ended October 31, 2001 and decreased to $638,000 in the six months ended October 31, 2002 from $2.3 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances and the decreases of this income in the three and six months ended October 31, 2002 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

     Income Taxes. During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the six months ended October 31, 2002, and an additional valuation reserve of $9.8 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2003.

     We have net operating loss carry forwards of approximately $82.8 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

     Cumulative Effect of a Change in Accounting Principle. Effective May 1, 2002, the Company has adopted the provisions of SFAS No. 142, and performed a transitional goodwill impairment test as of that date. As a result, it was determined that the goodwill of our active optical subsystems reporting unit had been impaired and recorded a one time noncash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations. See Note 2 to the Condensed Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.

     Because we operate in markets that are currently experiencing a severe economic downturn, it has affected current operations as well as the market capitalization of the Company. We believe that this trend is temporary but cannot predict the timing of a turnaround. If the current downturn continues, the Company may experience further impairment of goodwill when it performs its annual impairment review in the fourth quarter of fiscal 2003.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $15.3 million for the six months ended October 31, 2002. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Net cash used in operating activities totaled $6.4 million for the six months ended October 31, 2001. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

     Net cash used in investing activities totaled $500,000 in the six months ended October 31, 2002, including $2.4 million for the purchase of equipment and facilities, a $900,000 decrease in short-term investments, and $200,000 purchase price for Tsunami Optics, Inc. and Paracer, Inc. and $1.2 million of proceeds from the sale of assets held for sale. Net cash used in investing activities totaled $41.1 million in the six months ended October 31, 2001, including $19.2 million for the purchase of equipment and facilities, a $13.8 million net increase in short-term investments and $8.1 million for the acquisition of Advanced Interconnection Technology, Inc.

     Net cash used in financing activities was $4.5 million in the six months ended October 31, 2002, and represents repayments on borrowings. No cash was used in financing activities in the six months ended October 31, 2001.

     As of October 31, 2002, our principal source of liquidity was approximately $70.8 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and our ability to lower operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and external growth could materially change our level of cash and cash equivalents. Our only cash commitment is the repayment of long-term debt of approximately $8.7 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Factors That May Affect Our Future Results

                         Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 27% and incurred a net loss of $48.4 million during the six months ended October 31, 2002. We experienced a decrease in net sales of 56% and incurred a net loss of $72.2 million during fiscal 2002. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

     Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

..    the timing of customer orders, particularly from our largest customers;

..    the level of demand for our customers' products;

..    the cancellation or postponement of orders;

..    our ability to manufacture and ship our products on a timely basis;

..    changes in our product mix;

..    competitive pressures resulting in lower prices;

..    our ability to control costs and expenses;

..    the introduction of new products or technologies by us or our competitors;

..    the timing of our receipt of license fees and royalty payments relating to our intellectual property; and

..    general economic factors.

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

We must develop new products and technology, enhance existing products and technology and enter and develop new markets in order to remain competitive and increase our opportunities for growth. If we fail to do so, our products will no longer be competitive, we will limit our opportunities for growth and our net sales will decline.

     The market for our products and technology is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technology on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventory on hand relating to existing products. As we develop new products and new market opportunities, we may significantly increase the level of component, subsystems and system technology integration in our products. This development is expected to be generated internally and externally through acquisitions.

     The development of new, technologically advanced products for diversified end markets is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. This marketing and selling process into diversified end markets may require us to develop new sales and marketing channels, which we may not do successfully. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

Our products are incorporated into larger systems which must comply with various domestic and international government regulations. If the performance of our products contributes to our customers' inability to comply with these requirements, we may lose these customers and our net sales will decline.

     In the United States, our products are incorporated into larger systems which must comply with various regulations and standards defined by the Federal Communications Commission, other government agencies and Underwriters Laboratories. Internationally, our products are incorporated into larger systems which must also comply with standards established by local authorities in various countries which may vary considerably. If the performance of our products contributes to our customers' inability to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals we may lose these customers and our net sales will decline.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the six months ended October 31, 2002, our two largest customers and their respective contract manufacturers accounted for 17% of our net sales, with Redfern Broadband and QLogic accounting for 9% and 8% of our net sales, respectively. For the 2002 fiscal year, our two largest customers and their respective contract manufacturers accounted for 27% of our net sales, with McData Corporation and ConTech Systems accounting for 22% and 5% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

     Our products are complex and may contain defects, particularly when first introduced or as new versions are released. Our customers integrate our optical subsystems into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or a system into which our products have been incorporated, it may be difficult to identify the source of the problem. We may be subject to liability claims for damages related to product defects or experience manufacturing delays as a result of these defects in the future, any or all of which could be substantial. The length of any future manufacturing delays in connection with a product defect will depend on the nature of the defect and whether we or one of our component suppliers were the source of the defect. Moreover, the occurrence of defects, whether caused by our products or technology or the products of another vendor, may result in significant customer relation problems and injury to our reputation and may impair the market acceptance of our products and technology.

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

     A portion of our sales is generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 42.3% of our net sales during the six months ended October 31, 2002 and approximately 29.1% of our net sales in fiscal 2002. Our international operations are subject to a number of risks and uncertainties, including:

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

     We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp., Picolight, Inc. and E20, Inc. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon certain Stratos patents. The defendants in these lawsuits have filed various affirmative defenses.

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

     The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company's market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2002 and the first six months of fiscal 2003.

Item 4. Disclosure and Control Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this quarterly report have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate and designed to ensure that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

     (b) Changes in Internal Controls. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     In August 2002, James Campbell filed a separate lawsuit against the Company in the Superior court of California, County of Santa Clara, alleging breach of contract, fraud, violation of the implied covenant of good faith and fair dealing, age discrimination and wrongful termination in violation of public policy. Campbell seeks unspecified damages, punitive damages and attorneys' fees. We believe that this lawsuit is without merit and intend to vigorously defend against these claims.

     We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. in the U.S. District Court for the Northern District of California and E2O, Inc. and Picolight, Inc. in the District Court for the District of Delaware. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon up to nine of our patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys' fees and costs in connection with the lawsuits. In addition, Picolight has filed counterclaims alleging that products sold by us infringe Picolight patents. We intend to pursue these lawsuits and defend against these counterclaims vigorously.

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

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $105.3 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for acquisitions and general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

     Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price described above in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos Lightwave director or officer or any of their associates, to any persons owning 10 percent or more of our common stock, or to any Stratos Lightwave affiliate.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of stockholders was held on September 20, 2002. At this meeting, the Company solicited the vote of stockholders on the proposals set forth below and received for each proposal the votes indicated below:

     (i) To elect one Class II director, Edward J. O'Connell, to serve for a three-year term expiring at the 2005 annual meeting of stockholders and until his successor is duly elected and qualified. Such nominee was re-elected to serve as a director of the Company. The votes cast for and against such nominee were as follows: Edward J. O'Connell 59,753,243 for and 3,389,483 against.

     (ii) To approve a series of amendments to the Company's restated certificate of incorporation to effect a reverse stock split of the Company's common stock whereby each 2, 3, 4, 5, 6, 8, or 10 shares would be combined, converted and exchanged into one share of common stock and to reduce the number of authorized shares of the Company's common stock from 200 million to 100 million. The results of the voting were 61,703,256 votes for, 1,339,842 votes against, and 99,627 votes abstained.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. Please see the Exhibit Index following the signature page.

     (b) Reports on Form 8-K. A current report on Form 8-K was filed on August 30, 2002 to report the Company's non-compliance with certain Nasdaq continuing listing requirements. No other reports on Form 8-K were filed by the Registrant in the three months ended October 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 16, 2002              Stratos Lightwave, Inc.

                                       By: /s/  James W. McGinley
                                           -------------------------------------
                                           James W. McGinley
                                           President and Chief Executive
                                           Officer

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

                                  CERTIFICATION


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 16, 2002                   /s/ James W. McGinley
                                 -------------------------------------------
                                            James W. McGinley
                                    President and Chief Executive Officer

                                  CERTIFICATION


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 16, 2002                   /s/ David A. Slack
                                 ------------------------------------------
                                              David A. Slack
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description of Document
-------    -----------------------
3.1        Certificate of Incorporation of Registrant (1)
3.2        Restated Certificate of Incorporation of Registrant (1)
3.3        Certificate of Amendment to Restated Certificate of Incorporation *
3.4        Bylaws of the Registrant (1)
3.5        Certificate of Designation of Series A Junior Participating Preferred Stock, included as
           Exhibit A to Exhibit 4.2
4.1        Specimen certificate representing the common stock (1)
4.2        Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon
           Investor Services LLC (2)
10.1       Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2       Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and
           Registrant (3)
10.3       Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (3)
10.4       Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5       General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos
           Lightwave, LLC (1)
10.6       Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.7       Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (4)
10.8       Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant,
           Tundra Acquisition Corp. and Tsunami Optics, Inc. (5)
10.9       Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (6)
10.10      Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant,
           Polar Acquisition Corp. and Paracer, Inc. (7)
10.11      Management Retention Agreement between the Registrant and James W. McGinley *
10.12      Management Retention Agreement between the Registrant and David A. Slack *
10.13      Management Retention Agreement between the Registrant and Robert Scharf *
10.14      Management Retention Agreement between the Registrant and Richard Durrant *
10.15      Stratos Lightwave, Inc. Severance Plan *
99.1       Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 *

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