Form 10-Q/A
period 2002-10-31
STRATOS LIGHTWAVE INC
filed 2003-02-05
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   __________

                                   FORM 10-Q/A

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                                         ---

As of December 12, 2002, there were 7,299,689 shares of the Registrant's common stock outstanding.

                              Explanatory Statement

     We are amending our original Form 10-Q filed on December 16, 2002 to correct the Certification filed as Exhibit 99.1 which included an incorrect date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 4, 2003                 Stratos Lightwave, Inc.

                                        By:  /s/  James W. McGinley
                                             -----------------------------------
                                             James W. McGinley
                                             President and Chief Executive
                                             Officer

                                        By:  /s/  David A. Slack
                                             -----------------------------------
                                             David A. Slack
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

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

Dated: February 4, 2003                           /s/ James W. McGinley
                                           -------------------------------------
                                                     James W. McGinley
                                           President and Chief Executive Officer

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

Dated: February 4, 2003                            /s/ David A. Slack
                                            ------------------------------------
                                                      David A. Slack
                                                  Chief Financial Officer

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