Form 10-Q
period 2003-01-31
STRATOS LIGHTWAVE INC
filed 2003-03-17
CIK 1111721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2003, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to __________

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

                                   ----------

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

As of March 12, 2003, there were 7,339,626 shares of the Registrant's common stock outstanding.

                             STRATOS LIGHTWAVE, INC.

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I      FINANCIAL INFORMATION..............................................................................  1
   Item 1.  Financial Statements...............................................................................  1
            Condensed Consolidated Balance Sheets as of April 30, 2002 and January 31, 2003
               (unaudited).....................................................................................  1
            Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended January 31, 2002 and 2003.................................................................  2
            Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended January 31, 2002 and 2003.................................................................  3
            Notes to Condensed Consolidated Financial Statements (unaudited) January 31, 2003..................  4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation...............  9
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................... 26
   Item 4.  Disclosure and Control Procedures.................................................................. 26

PART II.    OTHER INFORMATION.................................................................................. 27
   Item 1.  Legal Proceedings.................................................................................. 27
   Item 2.  Changes in Securities and Use of Proceeds.......................................................... 28
   Item 6.  Exhibits and Reports on Form 8-K................................................................... 28

SIGNATURES..................................................................................................... 29

INDEX TO EXHIBITS.............................................................................................. 32

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             STRATOS LIGHTWAVE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          APRIL 30,         JANUARY
                                                                                            2002           31, 2003
                                                                                         -----------      -----------
                                                                                                          (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents........................................................     $    61,020      $    32,693
   Short-term investments...........................................................          30,900           31,829
   Accounts receivable, less allowance..............................................           8,245            6,413
   Inventories:
      Finished products.............................................................             798              282
      Work in process...............................................................           2,107              845
      Materials.....................................................................          12,916            7,835
                                                                                         -----------      -----------
                                                                                              15,821            8,962
   Recoverable income taxes.........................................................           2,820            2,349
   Prepaid expenses.................................................................           1,789            2,145
                                                                                         -----------      -----------
      Total current assets..........................................................         120,595           84,391
Other assets:
      Goodwill, less accumulated amortization.......................................          55,155           28,430
      Deferred income taxes.........................................................           4,494            5,760
      Other intangible assets.......................................................              --            7,158
      Assets held for sale..........................................................           4,202            3,722
      Other.........................................................................           1,252            1,600
                                                                                         -----------      -----------
                                                                                              65,103           46,670

Property, plant and equipment.......................................................          98,918           94,558
   Less allowances for depreciation.................................................          30,020           37,233
                                                                                         -----------      -----------
                                                                                              68,898           57,325
                                                                                         -----------      -----------
      Total assets..................................................................     $   254,596      $   188,386
                                                                                         ===========      ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable....................................................................     $     2,840      $        --
   Accounts payable.................................................................          10,126            6,131
   Other current liabilities........................................................           5,874            4,600
   Current portion of long-term debt................................................           3,715            3,847
                                                                                         -----------      -----------
      Total current liabilities.....................................................          22,555           14,578
Long-term debt, less current portion................................................           6,569            3,842
Deferred income taxes...............................................................           4,494            5,844
Minority interest...................................................................             498              378
Stockholders' equity:
   Preferred stock..................................................................              --               --
   Common stock.....................................................................             728               73
   Additional paid-in capital.......................................................         283,162          284,248
   Accumulated deficit..............................................................         (63,115)        (120,824)
   Foreign currency translation adjustment..........................................            (295)             278
   Cost of shares in treasury                                                                     --              (31)
                                                                                         -----------      -----------
      Total stockholders' equity....................................................         220,480          163,744
                                                                                         -----------      -----------
         Total liabilities and stockholders' equity.................................     $   254,596      $   188,386
                                                                                         ===========      ===========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        JANUARY 31                    JANUARY 31,
                                                                ---------------------------    ------------------------
                                                                   2002            2003           2002           2003
                                                                -----------     -----------    ----------    ----------
Revenue:
   Net sales.............................................       $    12,524     $     8,109    $   42,234    $   29,884
   License fees and royalties............................               390           3,269         1,837         3,800
                                                                -----------     -----------    ----------    ----------
      Total..............................................            12,914          11,378        44,071        33,684

Costs and expenses:
   Costs of sales........................................            11,554          11,462        45,650        38,664
   Research and development..............................             5,589           5,265        21,173        20,896
   Sales and marketing...................................             1,695           1,362         5,792         5,656
   General and administrative............................             3,133           2,920        11,370        10,126
                                                                -----------     -----------    ----------    ----------
      Total costs and expenses...........................            21,971          21,009        83,985        75,342
                                                                -----------     -----------    ----------    ----------
   Loss from operations..................................            (9,057)         (9,631)      (39,914)      (41,658)
   Investment income.....................................               834             293         3,119           931
                                                                -----------     -----------    ----------    ----------
   Loss before income taxes..............................            (8,223)         (9,338)      (36,795)      (40,727)
   Provision (credit) for income taxes...................                --              --       (2,581)            --
                                                                -----------     -----------    ----------    ----------
   Loss before cumulative effect of a change in accounting
    principle............................................            (8,223)         (9,338)      (34,214)      (40,727)
   Cumulative effect of a change in accounting principle.                --              --            --       (16,982)
                                                                -----------     -----------    ----------    ----------
Net loss.................................................       $    (8,223)    $    (9,338)   $  (34,214)   $  (57,709)
                                                                ===========     ===========    ==========    ==========
Net loss per share, basic and diluted:
   Before cumulative effect of a change in accounting           $     (1.30)    $     (1.27)   $    (5.34)   $    (5.57)
principle
   Cumulative effect of a change in accounting principle.                --              --            --        (2.33)
                                                                -----------     -----------    ----------    ----------
   Net loss..............................................       $     (1.30)    $     (1.27)   $    (5.34)   $    (7.90)
                                                                ===========     ===========    ==========    ==========
Weighted average number of common shares outstanding:
      Basic..............................................             6,409           7,339         6,409         7,309
                                                                ===========     ===========    ==========    ==========
      Diluted............................................             6,409           7,339         6,409         7,309
                                                                ===========     ===========    ==========    ==========

Net loss per share for the three and nine months ended January 31, 2002 has been restated to reflect a 1 for 10 reverse stock split effected on October 21, 2002.

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                         ----------------------------
                                                                                            2002             2003
                                                                                         -----------      -----------
Operating activities:
Net loss............................................................................     $   (34,213)     $   (57,709)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for depreciation and amortization...................................           9,929           13,386
      Provision for impairment of goodwill and other assets                                       --           21,504
      Provision for deferred taxes..................................................             421               84
      Provision for losses on accounts receivable...................................             152              209
      Change in operating assets and liabilities....................................           8,532            2,335
                                                                                         -----------      -----------
   Net cash used in operating activities............................................         (15,179)         (20,191)

Investing activities:
   Purchases of property, plant and equipment.......................................         (21,447)          (2,792)
   Purchases of short-term investment...............................................         (34,700)         (24,029)
   Sales of short-term investments..................................................          22,600           23,100
   Acquisitions.....................................................................          (8,117)            (189)
   Sale of assets held for sale.....................................................              --            1,209
   Other............................................................................             (77)              --
                                                                                         -----------      -----------
   Net cash used in investing activities............................................         (41,741)          (2,701)

Financing activities:
   Loan to affiliate                                                                          (3,771)              --
   Repayment of borrowings..........................................................              --          (5,435)
                                                                                         -----------      -----------
   Net cash used in financing activities............................................          (3,771)          (5,435)
                                                                                         -----------      -----------
   Net decrease in cash and cash equivalents........................................        (60,691))         (28,327)
   Cash and cash equivalents at beginning of period.................................         125,438           61,020
                                                                                         -----------      -----------
   Cash and cash equivalents at end of period.......................................     $    64,747      $    32,693
                                                                                         ===========      ===========

                                                                                                2002             2003
                                                                                         -----------      -----------
Supplemental schedule of non cash investing and financing activities:
   Proceeds of long-term debt (including current portion)
   to purchase software and equipment for information technology system.............     $     9,084               --
                                                                                         ===========      ===========

            See notes to condensed consolidated financial statements.

                             STRATOS LIGHTWAVE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                JANUARY 31, 2003

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $8,340,000 and $9,329,000 for the third quarters of fiscal 2002 and 2003, and $34,125,000 and $57,136,000 for the nine months ended January 31, 2002 and 2003.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives will continue to be amortized over those useful lives. Goodwill amoritzation expense in fiscal years 2000, 2001 and 2002 was $166,000, $556,000 and $848,000, respectively. The following table discloses pro forma results for net income and earnings per share as if the non-amoritzation of goodwill provisions of SFAS No. 142 were adopted at the beginning of fiscal year 2002.

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       JANUARY 31,                    JANUARY 31,
                                                                -----------     ----------     -----------    -----------
(in thousands, except per share amounts)                           2002            2003            2002           2003
                                                                -----------     ----------     -----------    -----------
Reported net loss........................................       $    (8,223)    $   (9,338)    $   (34,214)   $   (57,709)
Add back:  Goodwill amortization.........................               215             --             628             --
                                                                -----------     ----------     -----------    -----------
Adjusted net loss........................................       $    (8,008)    $   (9,338)    $   (33,586)   $   (57,709)
                                                                ===========     ==========     ===========    ===========

Reported basic and diluted loss per share................       $     (1.30)    $    (1.27)    $     (5.34)   $     (7.90)
Add back:  Goodwill amortization per share...............               .03             --             .10             --
                                                                -----------     ----------     -----------    -----------
Adjusted basic and diluted loss per share................       $     (1.27)    $    (1.27)    $     (5.24)   $     (7.90)
                                                                ===========     ==========     ===========    ===========

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

     Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070,000 charge to in-process research and development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Statement of Operations for the nine months ended January 31, 2003.

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

     For the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To implement SFAS No. 142, the Company identified reporting units consistent with the way the Company is managed. The Company then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill is impaired, and the Company would be required to perform the second step of the transitional impairment test.

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

     Significant negative industry and economic trends affecting the Company's current and future operations, and therefore future cash flows, contributed to the transitional impairment test resulting in an impairment of goodwill related to the active optical subsystems reporting unit of approximately $16,982,000. This one time non-cash charge is nonoperational in nature and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for the nine months ended January 31, 2003. Going forward any additional impairment of goodwill will be recorded in the period the goodwill is determined to be impaired.

3.   ACQUISITIONS

     On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company's common stock valued at $21,832,000, and $459,000 in cash. In addition, the Company assumed approximately $1,000,000 of debt, net of cash acquired. Paracer designs and manufactures both serial and parallel active subsystems and is based in Mountain View, California.

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

     The allocation of the purchase price to the net assets acquired was as follows:

                                                                            Advanced
                                                                        Interconnection     Tsunami
Amount Allocated To:                                                       Technology     Optics, Inc.    Paracer, Inc.
--------------------                                                    ---------------   ------------    -------------
Assets acquired:
     Cash............................................................   $            --   $     79,000    $   3,144,000
     Accounts receivable.............................................                --        162,000           30,000
     Inventories.....................................................           559,000        827,000               --
     In process research and development.............................                --        130,000        1,940,000
     Developed technology............................................                --        490,000        6,020,000
     Computer software...............................................                --         87,000           66,000
     Company trade name..............................................                --        660,000          540,000
     Property, plant and equipment...................................           318,000      1,286,000        1,237,000
     Other...........................................................            50,000        417,000          299,000
                                                                        ---------------   ------------    -------------
       Total assets..................................................           927,000      4,138,000       13,276,000
Liabilities assumed:
     Notes payable...................................................                --      2,118,000        3,722,000
     Accounts payable................................................                --      1,254,000          156,000
     Accrued expenses................................................           180,000        350,000          719,000
                                                                        ---------------   ------------    -------------
       Total liabilities.............................................           180,000      3,722,000        4,597,000
                                                                        ---------------   ------------    -------------
     Net assets acquired.............................................           747,000        416,000        8,679,000
     Goodwill........................................................         7,370,000     20,237,000       13,635,000
                                                                        ---------------   ------------    -------------
     Purchase price..................................................   $     8,117,000   $ 20,653,000    $  22,314,000
                                                                        ===============   ============    =============

Cash paid, including transaction costs...............................         8,117,000   $  4,774,000          482,000
Stock consideration..................................................                --     15,879,000       21,832,000
                                                                        ---------------   ------------    -------------
Total purchase price.................................................   $     8,117,000   $ 20,653,000    $  22,314,000
                                                                        ===============   ============    =============

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

4.   RESTRUCTURING CHARGES

     The Company recorded restructuring charges of approximately $31.2 million in fiscal 2002 and approximately $3.0 million in the first nine months of fiscal 2003. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

                                                                                                           Balance
                                              Balance              2003          Utilized through        January 31,
                                          April 30, 2002         Charges         January 31, 2003            2003
                                          ---------------     --------------     -----------------     --------------
Employee costs                            $       850,000     $    2,712,000     $       2,844,000     $      718,000
Other costs                                     1,210,000            277,000             1,482,000              5,000
                                          ---------------     --------------     -----------------     --------------
Total                                     $     2,060,000     $    2,989,000     $       4,326,000     $      723,000
                                          ===============     ==============     =================     ==============

     Restructuring expenses have been classified in the Statement of Operations for the three and nine months ended January 31, 2003, as follows:

                                                                         THREE MONTHS         NINE MONTHS
                                                                            ENDED                ENDED
                                                                       JANUARY 31, 2003    JANUARY 31, 2003
                                                                       ----------------    -----------------
Cost of sales............................................              $        158,000    $        889,000
Research and development.................................                       291,000           1,030,000
Sales and marketing......................................                         6,000             159,000
General administrative...................................                        10,000             911,000
                                                                       ----------------    -----------------
   Total.................................................              $        465,000    $      2,989,000
                                                                       ================    =================

     The Company terminated 190 employees in the nine months ended January 31, 2003 for the restructuring of its operations, including both production and administrative personnel. Severance pay in the amount of $309,000 relative to these terminations will be paid out during fiscal 2003 and the remainder through fiscal 2006.

5.   INCOME TAXES

     During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the nine months ended January 31, 2003, and an additional valuation reserve of $10.8 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2003.

     We have net operating loss carry forwards of approximately $106.2 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

6.   LONG-TERM DEBT

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At January 31, 2003, information relating to these notes is as follows:

                                                        Information Technology
                                                    ------------------------------       Equipment
                                                       Note 1            Note 2          Financing          Total
                                                    -------------     ------------     -------------     ------------
Current portion................................     $   1,792,000     $  1,160,000     $     895,000     $  3,847,000
Long-term......................................         3,155,000          594,000            93,000        3,842,000
                                                    -------------     ------------     -------------     ------------
                                                    $   4,947,000     $  1,754,000     $     988,000     $  7,689,000
                                                    =============     ============     =============     ============

Interest rate..................................              5.50%            3.52%            13.72%

Payment terms..................................           Monthly        Quarterly           Monthly

Maturity.......................................              2006             2005              2005

7.   LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             JANUARY 31,                      JANUARY 31,
                                                    ------------------------------     -------------------------
                                                        2002              2003            2002          2003
                                                    ------------      ------------     ----------    -----------
Numerator - net loss.............................   $     (8,223)     $     (9,338)    $  (34,214)   $   (57,709)
                                                    ============      ============     ==========    ===========
Denominator:
   Denominator for basic and diluted loss per
    share - weighted average shares..............          6,409             7,339          6,409          7,309
                                                    ============      ============     ==========    ===========
   Basic and diluted loss per share..............   $      (1.30)     $      (1.27)    $    (5.34)   $     (7.90)
                                                    ============      ============     ==========    ===========

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company's current restructuring plan, initiated in the first nine months of fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of $3.0 million when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $700,000 of the $3.0 million charge would have been recognized as incurred and not accrued in the second and third quarters of fiscal 2003.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company will adopt these disclosure requirements beginning in the fourth quarter of fiscal 2003. The adoption of SFAS No. 148 will not impact the Company's results of operations.

9.   ADOPTION OF NEW ACCOUNTING POLICY

     On December 15, 2002, the Company adopted the FASB Statement of Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value as well as expands disclosure requirements. The adoption of this standard did not have a material effect on the Company's financial statements or disclosures.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

                                                                                      NINE MONTHS ENDED JANUARY 31,
                                                                                      -----------------------------
                                                                                         2002               2003
                                                                                      ----------         ----------
Revenue:
   Net sales....................................................................           100.0%             100.0%
   License fees and royalties...................................................             4.3               12.7
                                                                                      ----------         ----------
      Total.....................................................................           104.3              112.7

Costs and expenses:
   Cost of sales................................................................           108.1              129.4
   Research and development.....................................................            50.1               69.9
   Sales and marketing..........................................................            13.7               18.9
   General and administrative...................................................            26.9               33.9
                                                                                      ----------         ----------
      Total costs and expenses..................................................           198.8              252.1
                                                                                      ----------         ----------

Loss from operations............................................................           (94.5)            (139.4)
Investment income, net..........................................................             7.4                3.1
                                                                                      ----------         ----------
Loss before income taxes........................................................           (87.1)            (136.3)
Provision for income taxes (credit).............................................            (6.1)                --
                                                                                      ----------         ----------

   Loss before cumulative effect of a change in accounting principle                       (81.0)            (136.3)
   Cumulative effect of a change in accounting principle........................              --              (56.8)
                                                                                      ----------         ----------
Net loss........................................................................           (81.0)%           (193.1)%
                                                                                      ==========         ==========

THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

     Net Sales. Net sales for the third quarter of fiscal 2003 decreased to $8.1 million from $12.5 million a year ago. Net sales for the nine month period ended January 31, 2003 decreased 29% over the same period a year ago to $29.9 million from $42.2 million. Of the $4.4 million decrease in the third quarter, $4.2 million is from a decrease in the net sales into the storage end market, $1.2 million is from a decrease in the net sales into the data networking end market and $200,000 is from a decrease in net sales into the telecom/metro end market. These decreases were offset in part by a $1.0 million increase in the net sales into the military/governmental end market and a $200,000 increase in the net sales into other end markets.

     Net sales decreased $12.3 million in the nine months ended January 31, 2003 over the comparable period last year. The decrease represents a $5.9 million decrease in the net sales into the storage end market, a $5.0 million decrease in the net sales into the data networking end market and a $5.4 million decrease in the net sales into the telecom/metro end market. These decreases were offset in part by a $2.6 million increase in the net sales into the military/governmental end market and a $1.4 million increase in net sales into other end markets.

     The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $4.3 million as of January 31, 2003 from $8.4 million as of April 30, 2002. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees increased to $3.3 million in the three months ended January 31, 2003 from $390,000 in the three months ended January 31, 2002. The increase is attributable to a $3.0 million lump sum one time license payment offset in part by decreases in license fees payable on sales of optical subsystems by licensees, consistent with general economic conditions in the optical networking market. License fees increased to $3.8 million in the nine months ended January 31, 2003 from $1.8 million in the nine months ended January 31, 2002. The increase primarily relates to the $3.0 million lump sum payment offset in part by lump sum payments of approximately $1.0 million in license and royalty payments in association with the settlement of two patent infringement cases in the first nine months of fiscal 2002. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales remained constant at $11.5 million for the three months ended January 31, 2003 and 2002 and decreased to $38.7 million for the nine months ended January 31, 2003 compared to $45.6 million for the nine months ended January 31, 2002. Gross profit as a percentage of net sales or gross margin, decreased to negative (41.3)% in the three months ended January 31, 2003 from 7.7% in the three months ended January 31, 2002. Approximately 30.4 percentage points of the 49.0 percentage point decrease was due to the decline in sales and the decline in the average selling price for our products primarily to pricing pressure and product mix, 20.6 percentage points was due to the write down to fair market value of assets held for sale, and 2.0 percentage points for employee severance pay relating to the restructuring of operations. These factors were offset 4.0 percentage points for the reduction in charges for obsolete and slow moving inventory.

     The gross margin decreased to negative (29.4)% for the nine months ended January 31, 2003 from negative (8.1)% in the comparable year. Approximately 17.7 percentage points of the 21.3 percentage points decrease in gross margin was the result of the decline in sales, and the decline in the average unit price for our products due primarily to pricing pressures and product mix, 5.6 percentage points was due to the write down to fair market value of assets held for sale, and 3.0 percentage points for severance pay relating to the restructuring of operations. These factors were offset 3.6 percentage points for the reduction in charges for obsolete and slow moving inventory and the sale of approximately $413,000 of inventory previously considered excess and fully reserved, favorably impacting gross margin by 1.4 percentage points.

     Cost of sales was charged approximately $5.8 million and $9.7 million in the nine months ended January 31, 2003 and 2002 for obsolete and excess inventory.

     Research and Development. Research and development expenses decreased to $5.3 million in the three months ended January 31, 2003 from $5.6 million in the three months ended January 31, 2002. The decrease of $300,000 was primarily due to a decrease of $1.4 million in material and operating costs related to major product development projects and a reduction of $600,000 of personnel costs dedicated to research and development. These decreases were offset by a $700,000 increase in cost of research and development facilities, a $700,000 write down to fair market value of assets held for sale and $300,000 for employee severance pay related to the restructuring of operations.

     Research and development expenses decreased to $20.9 million in the nine months ended January 31, 2003 from $21.2 million in the nine months ended January 31, 2002. The decrease of $300,000 was primarily due to a decrease of $4.7 million in material and operating costs related to major product development projects and a reduction of $1.3 million of personnel costs dedicated to research and development. These decreases were offset by a $4.0 million increase in costs of research and development facilities, a $700,000 write down to fair market value of assets held for sale and $1.0 million for employee severance pay related to the restructuring of operations.

     Sales and Marketing. Sales and marketing expenses decreased to $1.4 million in the three months ended January 31, 2003 from $1.7 million in the three months ended January 31, 2002. This $300,000 increase was due both to a decrease of $130,000 in sales and marketing salaries, fringe benefits. bonuses and commissions, and $170,000 in field sales operating costs supporting our sales volume.

     Sales and marketing expenses decreased to $5.7 million in the nine months ended January 31, 2003 from $5.8 million in the comparable period last year. This $100,000 decrease was due to a $360,000 reduction in field sales operating costs supporting our sales volume offset in part by an increase of $260,000 in sales and marketing salaries, fringe benefits, bonuses and commissions.

     General and Administrative. General and administrative expenses decreased to $2.9 million in the three months ended January 31, 2003 from $3.1 million in the three months ended January 31, 2002. The decrease was due to a decrease in general operating expenses.

     General and administrative expenses decreased to $10.1 million in the nine months ended January 31, 2003 from $11.4 million in the comparable period last year. The $1.3 million decrease was due to a $2.0 million decrease in general operating expenses and a reduction of $200,000 in salaries, fringe benefits and bonuses, offset by $900,000 for employee severance pay relating to the restructuring of operations.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 71 days at January 31, 2003 compared to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded an additional $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

     Investment Income, Net. Investment income, net of investment expense, decreased to $293,000 in the three months ended January 31, 2003 from $834,000 in the three months ended January 31, 2002 and decreased to $931,000 in the nine months ended January 31, 2003 from $3.1 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances and the decreases of this income in the three and nine months ended January 31, 2003 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

     Income Taxes. During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during the nine months ended January 31, 2003, and an additional valuation reserve of $10.8 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2003.

     We have net operating loss carry forwards of approximately $106.2 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $20.2 million for the nine months ended January 31, 2003. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Net cash used in operating activities totaled $15.2 million for the nine months ended January 31, 2002. The use of cash in operating activities resulted primarily from a net loss and the decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

     Net cash used in investing activities totaled $2.7 million in the nine months ended January 31, 2003, including $2.8 million for the purchase of equipment and facilities, a $900,000 increase in short-term investments, and $200,000 purchase price for Tsunami Optics, Inc. and Paracer, Inc. and proceeds from the sale of assets held for sale. Net cash used in investing activities totaled $41.7 million in the nine months ended January 31, 2002, including $21.5 million for the purchase of equipment and facilities, a $12.1 million net increase in short-term investments and $8.1 million for the acquisition of Advanced Interconnection Technology, Inc.

     Net cash used in financing activities was $5.4 million in the nine months ended January 31, 2003, and represents repayments on borrowings. Cash used in financing activities in the nine months ended January 31, 2002 represents an advance of $3,771,000 to Tsunami Optics, Inc.

     As of January 31, 2003, our principal source of liquidity was approximately $64.5 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and our ability to lower operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and external growth could materially change our level of cash and cash equivalents. Our only cash commitment is the repayment of long-term debt of approximately $7.7 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

                         RISKS RELATING TO OUR BUSINESS

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 29% and incurred a net loss of $57.7 million during the nine months ended January 31, 2003. We experienced a decrease in net sales of 56% and incurred a net loss of $72.2 million during fiscal 2002. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

If our products fail to comply with evolving industry standards or compete effectively with alternative technologies in our markets, we may be required to make significant expenditures to redesign our products.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the nine months ended January 31, 2003, our two largest customers and their respective contract manufacturers accounted for 15% of our net sales, with Redfern Broadband and QLogic accounting for 9% and 6% of our net sales, respectively. For the 2002 fiscal year, our two largest customers and their respective contract manufacturers accounted for 27% of our net sales, with McData

Corporation and ConTech Systems accounting for 22% and 5% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

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

     A portion of our sales is generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 44.8% of our net sales during the nine months ended January 31, 2003 and approximately 29.1% of our net sales in fiscal 2002. Our international operations are subject to a number of risks and uncertainties, including: o difficulties in managing operations in different locations;

..    changes in foreign currency rates;

..    longer accounts receivable collection cycles;

..    difficulties associated with enforcing agreements through foreign legal systems;

..    seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

..    trade protection measures and import and export licensing requirements;

..    changes in a specific country's or region's political or economic conditions;

..    potentially adverse tax consequences;

..    the potential difficulty in enforcing intellectual property rights in some foreign countries; and

..    acts of terrorism directed against the United States or U.S. affiliated targets.

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

     As part of our strategy, we intend to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

..    use of significant amounts of cash;

..    the incurrence of debt and contingent liabilities;

..    potentially dilutive issuances of equity securities;

..    large one-time write-offs; and

..    amortization expenses related to intangible assets.

        Acquisitions also involve numerous operational risks, including:

..    difficulties in integrating operations, products, technologies and personnel;

..    unanticipated costs or write-offs associated with the acquisition;

..    diversion of management's attention from other business concerns;

..    diversion of capital and other resources from our existing businesses; and

..    potential loss of key employees of purchased organizations.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies used in our business. In addition, our rights to use our name or other trademarks are subject to challenge by others. Any claims, with or without merit, could be time-consuming, result in costly litigation, and divert the efforts of our technical and management personnel. If we are unsuccessful in defending ourselves against these types of claims, we could be subject to significant monetary damages and may be required to do one or more of the following:

..    stop using the challenged trademarks or selling our products that use or incorporate the relevant technology;

..    attempt to obtain a license to sell or use the challenged intellectual property, which license may not be available on reasonable terms or at all; or

..    redesign those products that use the relevant technology.

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

     The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering in June 2000. These fluctuations could continue. Factors that could affect our stock price include:

..    economic and stock market conditions generally and specifically as they may impact participants in the communication industry;

..    earnings and other announcements by, and changes in market evaluations of, participants in the optical communication industry;

..    changes in financial estimates and recommendations by securities analysts following our stock;

..    announcements or implementation by us or our competitors of technical innovations or new products; and

..    strategic moves by us or our competitors, such as acquisitions.

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

     The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company's market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2002 and the first nine months of fiscal 2003.

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

     In June 2002, Catherine Lego, as representative of the former stockholders of Tsunami Optics, Inc. filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company's acquisition of Tsunami Optics, Inc. in February 2002. In August 2002, the lawsuit was removed to the United States District Court for the Northern District of California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the potential earn-out payment of up to $18 million provided for in the acquisition agreement. The complaint also alleges failure of consideration in connection with the acquisition agreement, and breach of covenants of good faith and fair dealing. Plaintiff is seeking a declaratory judgment that the Company has materially breached the agreement and $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed various affirmative defenses to this lawsuit. In addition, the Company has filed a cross complaint against James P. Campbell and Catherine Lego, individually. In its cross-complaint, the Company seeks declaratory judgment that it has the right to make changes in Tsunami's business under the agreement for the Tsunami acquisition. The cross-complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition and a claim for breach of fiduciary duty against Campbell. The cross-complaint seeks compensatory and punitive damages. We believe that this lawsuit is without merit and intend to defend these claims vigorously.

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

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $109.9 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for acquisitions and general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

     Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price described above in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos Lightwave director or officer or any of their associates, to any persons owning 10% or more of our common stock, or to any Stratos Lightwave affiliate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. Please see the Exhibit Index following the signature page.

     (b) Reports on Form 8-K. A current report on Form 8-K was filed on November 11, 2002 to report that the Company had regained compliance with Nasdaq continuing listing requirements. No other reports on Form 8-K were filed by the Registrant in the three months ended January 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2003          Stratos Lightwave, Inc.

                                By: /s/  James W. McGinley
                                    --------------------------------------------
                                    James W. McGinley
                                    President and Chief Executive Officer

                                By: /s/  David A. Slack
                                    --------------------------------------------
                                    David A. Slack
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Dated:  March 17, 2003                            /s/ James W. McGinley
                                           -------------------------------------
                                                     James W. McGinley
                                           President and Chief Executive Officer

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

Dated:  March 17, 2003                                     /s/ David A. Slack
                                                         -----------------------
                                                              David A. Slack
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description of Document
------     -----------------------

3.1        Certificate of Incorporation of Registrant (1)
3.2        Restated Certificate of Incorporation of Registrant (1)
3.3        Certificate of Amendment to Restated Certificate of Incorporation (8)
3.4        Bylaws of the Registrant (1)
3.5 Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2
4.1        Specimen certificate representing the common stock (1)
4.2 Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC (2)
10.1 Master Separation Agreement between Methode Electronics, Inc. and Registrant (1)
10.2 Initial Public Offering and Distribution Agreement between Methode Electronics, Inc. and Registrant (3)
10.3 Tax Sharing and Indemnification Agreement between Methode Electronics, Inc. and Registrant (3)
10.4 Master Transitional Services Agreement between Methode Electronics, Inc. and Registrant (1)
10.5 General Assignment and Assumption Agreement between Methode Electronics, Inc. and Stratos Lightwave, LLC (1)
10.6 Form of Indemnity Agreement between Registrant and Registrant's directors and officers (1)
10.7       Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (4)
10.8 Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (5)
10.9       Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (6)
10.10 Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (7)
10.11      Management Retention Agreement between the Registrant and James
           McGinley (8)
10.12      Management Retention Agreement between the Registrant and David A.
           Slack (8)
10.13      Management Retention Agreement between the Registrant and Robert
           Scharf (8)
10.14 Management Retention Agreement between the Registrant and Richard Durrant (8)
10.15      Stratos Lightwave, Inc. Severance Plan (8)
99.1       Certification of Periodic Financial Report Pursuant to 18 U.S.C.
           Section 1350 *

----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 effective June 26, 2000.
(2)  Incorporated by reference to the Registrant's Form 8-K dated March 22,
     2001.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.
(5) Incorporated by reference to the Registrant's Form 8-K dated February 15, 2002.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 dated January 31, 2002.
(7)  Incorporated by reference to the Registrant's Form 8-K dated April 12,
     2002.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.
*    Filed herewith