Form 10-K
period 2003-04-30
STRATOS LIGHTWAVE INC
filed 2003-07-29
CIK 1111721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30869

STRATOS LIGHTWAVE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4360035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7444 West Wilson Avenue Chicago, Illinois (Address of principal executive offices)	60706 (Zip Code)

Registrant’s telephone number, including area code:

(708) 867-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.01 par value Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the $.01 par value common stock held by non-affiliates of the registrant on October 31, 2002, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $5.50.

      The registrant had 7,353,319 shares of $.01 par value common stock outstanding as of July 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

      Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. Under the terms of the agreement, Sterling will become a wholly owned subsidiary of the Company. Sterling shareholders will receive approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The transaction is expected to close in the Company’s third fiscal quarter of 2004 and the parties intend to take the position that the transaction will qualify as a tax-free reorganization. The transaction is subject to approval by both the Company’s and Sterling’s shareholders and other customary conditions. In connection with the transaction, the Company will expand its Board of Directors to nine members. The new board will be comprised of four members of the Company’s current Board, four members from Sterling’s Board, and an additional director chosen by Sterling.

      On February 23, 2000, Methode Electronics, Inc. (“Methode”) announced plans to create a separate company comprised of its optical products businesses. Accordingly, we were incorporated in Delaware in April 2000 as a wholly-owned subsidiary of Methode. In June 2000 we launched our initial public offering of 1,006,250 shares of common stock at $210.00 per share. After the completion of our public offering, Methode owned approximately 84.3% of our outstanding common stock. On March 23, 2001, Methode announced that its board of directors had declared a stock dividend of all of Methode’s shares in us. The dividend was distributed on April 28, 2001 to Methode stockholders of record as of April 5, 2001. The distribution was made on the basis of ..15113 shares of our common stock for each share of Methode Class A and Class B common stock held. The data in this paragraph regarding our initial public offering and our spin-off from Methode has been adjusted to reflect our 1 for 10 reverse stock split effected on October 21, 2002.

Industry Background

Increasing Demand for Higher Bandwidth

      Over the last decade, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications such as Internet access, e-commerce, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased the amount of data transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks that traditionally have relied primarily on the transmission of electronic signals.

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

Growth of Optical Technology in the Enterprise Market

      Gigabit Ethernet and Fast Ethernet in Local Area Networks. LANs interconnect computer users within an organization and allow users to share computer resources. Early LANs, which had relatively limited performance requirements, short connection distances and low transmission speeds, were generally interconnected using copper cabling. Most present day LANs use the Ethernet transmission protocol. As performance requirements, transmission distance and bandwidth requirements of network users have increased, transmission protocols have evolved to 100 Mbps Fast Ethernet, and Gigabit Ethernet technology, which operates at 1,000 Mbps or 1 gigabit per second (Gbps). Each Gigabit Ethernet switch port relies on a subsystem to transmit and receive data.

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

      Fibre Channel in Storage Area Networks. Data storage technology is evolving rapidly. Early storage networks used a standard interface protocol known as the small computer systems interface or SCSI.

      To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel allows devices to communicate with each other at rates up to 2.125 Gbps over distances up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. The next generation of SAN products will operate at speeds of 4.25 Gbps. Fibre Channel also is scalable and expected to support systems with data rates of 10 Gbps and higher. Fibre Channel-based SANs enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. Each Fibre Channel switch port relies on a subsystem to transmit and receive data.

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

      Telecommunication Networks. Optical technology also is being used in high data rate telecommunication applications, including the intra-office connection of clusters of telecommunication switches based on the SONET and ATM protocols. SONET switches and ATM access switches are often used in telecommunication networks to switch regional traffic and route long distance traffic. Newest generation networks are also applying Ethernet protocols to these telecommunication networks. In these core networks, multiple switches are often grouped together within a service provider’s central office network. The interconnections between these systems are often provided by optical subsystems and components.

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

Products

      We design, manufacture and sell a broad line of high-performance, optical subsystems and components. Our products are designed for the various fiber optic interfaces on the market today, including the SC and LC interfaces. The SC fiber optic interface is one of the most common interfaces used in optical network applications. This interface was designed to be used over the entire range of optical network applications. The LC fiber optic interface is one-half the size of the SC interface and was designed to meet the higher port density requirements of space restricted applications. The LC interface is an evolutionary version of the SC interface that shares proven connector technology. As network demands have required ever greater port density and cost reduction, several connectors have emerged based on the multi-fiber MT ferrule. These ferrules commonly contain up to 24 fibers in the space of an SC interface. We manufacture MPX compatible, HBMT compatible, and MTP/ MPO connectors and cable assemblies, and optical flex circuits terminated with these connectors to take advantage of the MT technology.

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

      Internal Removable Transceivers. Internal removable transceivers, also known as gigabit interface converters or GBICs, are configured in a protective module designed to plug into a connector and guide rail system that has been soldered to a printed circuit board. This allows for the easy removal of the transceiver from the system, giving network designers greater configuration flexibility and replacement options. Removable transceivers are “hot pluggable,” meaning they can be replaced while the system is operational. This feature is particularly advantageous in network applications where maintaining uninterrupted service is critical.

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

      High Density Backplane Connectors. Fiber optic backplane connectors are high density connectors specifically designed for internal systems such as switches. These connectors are increasingly replacing electronic interconnections inside many high-performance systems, solving many of the heat, distance and electromagnetic interference problems associated with standard electronic based wiring. Our MPX™ compatible, HBMT compatible, and MTP/ MPO compatible fiber optic backplane connectivity systems offers very high-density connectivity in backplane applications such as those used in high speed data networking and telecommunications switching equipment.

      Optical Flex Circuits. Optical Flex circuits provide OEM customers the optical equivalent of the copper printed circuit board. Designed to facilitate extremely high fiber counts with complex custom layouts, Optical Flex circuits have all the channels, ports and fiber routings preconfigured to reduce installation time and simplify system architecture. Utilizing discreet Singlemode or Multimode fibers, sophisticated computer aided machining can precisely manufacture Optical Flex circuits in any routing matrix, size or shape. We provide a wide variety of Optical Flex circuit interconnect options including MPX™ compatible, HBMT compatible, MTP/ MPT compatible, MP, LC, MT-RJ, FC, ST, MU and SC. Optical Flex circuits may be factory terminated and are typically optically tested providing system designers a true plug and play option in an optical domain.

      Harsh Environment Connectors. We offer a comprehensive line of high-performance connectors for harsh environment applications. These connectors sometimes use patented expanded beam technology that increases the size of the optical signal target by nearly 15 times, neutralizing most of the effects of shock, vibration, particle contamination and misalignment. We also supply harsh environment connectors that utilize butt-joint technology.

      Our harsh connector products are designed primarily for use in tactical military, petrochemical and video broadcast applications.

      Optical Multiplexing and Coupling Components. We design, manufacture, and sell a range of components that separate and combine up to 18 transmission streams of different wavelengths from and onto a single fiber. These components are generally known as coarse wave division multiplexers/demultiplexers (CWDM). These components allow system designers to increase utilization of installed fiber plant in metropolitan and local area networks. Additionally we design, manufacture, and sell a product known as an interleaver that combines two streams of closely spaced wavelengths into one stream of greater wavelength density. Generally known as dense wavelength division multiplexing (DWDM), it combines multiple wavelength streams onto installed fiber plant to increase utilization. Our interleaver can double the density of two DWDM streams, doubling fiber utilization.

      Cable Assemblies. We manufacture a variety of customized cable assemblies for use where greater performance such as generally lower and more predictable insertion loss, reflectance and mechanical characteristics are required. Common applications include intra-system inter-connecting patch cords for OEMs of high capacity networking systems and telecommunications switches as well as inter-connecting cable terminations for high and intermediate data rate applications in other markets, including military, industrial and all video.

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

      Integrated Systems Design. The design, manufacture and testing of our optical subsystems require a combination of sophisticated technical competencies in optical engineering, electronic circuit design, mechanical engineering and electro-mechanical packaging. We believe our technical competencies in these areas enable us to produce optical subsystems with some of the industry’s lowest radiated electromagnetic interference levels. Our technical capabilities in miniaturization and advanced circuitry integration also allow us to design products with higher port density and smaller packages.

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

      Precision Molding Capability. Our experience in the precision molding of polymer materials allows us to minimize optical signal loss and maximize performance for our customers’ products. This capability is at the core of both our approach to the subassembly fabrication within our optical subsystem product lines and our optical component products.

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

      We currently manufacture our subsystems and components in our Chicago, Illinois facilities. These operations involve high-capacity pick-and-place equipment, wave and convection-reflow soldering systems, precision plastic molding equipment, evaporative metal deposition chambers, automated and semi-automated chip-to-wire bonding equipment and laser welding systems as well as extensive test equipment laboratories, clean-room capacity and in-house tool-making capability.

      We manufacture expanded-beam and butt-joint harsh environment fiber optic connectors and cables for tactical military and other extreme conditions in Haverhill, England and Chicago, Illinois, USA. This involves micron tolerance machining, and fiber metalization capability, as well as extensive test equipment laboratories and clean-room capacity. These resources allow us to manufacture specialized fiber optic products.

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

Research and Development

      As of April 30, 2003, we had 78 employees engaged in research and development, including 5 engineers with Ph.Ds. Our research and development expenses were $40.2 million, $28.1 million and $14.7 million in fiscal 2003, 2002 and 2001, respectively.

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

      A small number of customers have historically accounted for a significant portion of our net sales. For fiscal 2003, our two largest customers and their respective contract manufacturers accounted for 13% of our net sales, with Redfern Broadband and QLogic accounting for 8% and 5% of our net sales, respectively. For fiscal 2002, McData Corporation, our largest customer, accounted for 24% of our net sales. For fiscal 2001, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively.

Backlog

      Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2003 and April 30, 2002, our backlog was approximately

$5.0 million and $8.4 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.

Sales, Marketing and Technical Support

      We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers’ representatives. Specifically, we have established relationships with resellers and manufacturers’ representatives in Australia, Europe, Israel and the Pacific Rim.

      Our marketing organization develops strategies and implements programs to support the sale of our products and enhance our reputation in the industry. Our current marketing efforts include the following initiatives:

•	ongoing interaction with customers in the context of product development and technical support;

•	advertising and other promotional activities in industry trade journals and publications targeting design engineers;

•	participation in major trade show events and conferences in the communications network industry to promote our broad lines of optical subsystems and components; and

•	interaction with our customers in industry associations and standards committees to promote and further enhance active and passive interconnection technologies, promote standardization in the LAN and SAN markets and increase our visibility as industry experts.

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

Competition

      The market for optical subsystems and components for optical communication network applications is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are:

•	data rate, port density, reliability and other performance features;

•	ability to rapidly scale production for high volumes;

•	timeliness of new product introductions;

•	length of product design cycle;

•	compatibility with emerging industry standards;

•	scope and responsiveness of service and technical support;

•	price and performance characteristics; and

•	established reputation with key customers.

      For active optical subsystems, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp., JDS Uniphase Corporation and Optical Communications Products, Inc. For passive optical subsystems, we compete primarily with Infineon Technologies Corp., OFS, Inc., Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to:

•	respond more quickly to new or emerging technologies or standards and to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their products; and

•	deliver competitive products at a lower price.

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

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of April 30, 2003, we had 110 U.S. patents issued and 26 U.S. patent applications pending. Our issued patents expire between 2005 and 2022. Policing unauthorized use of our products and technology is difficult. We file patent applications and other registrations in foreign countries to establish and protect our proprietary rights where we believe such filings are necessary to protect our technology. However, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Our inability to adequately protect against unauthorized use of our intellectual property could devalue our property content and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not we are successful. Litigation may be necessary in the future to enforce our intellectual property rights.

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

Employees

      As of April 30, 2003, we employed a total of 487 full-time employees, 352 of whom were primarily engaged in manufacturing, 78 of whom were engaged in research and development, 24 of whom were engaged in sales, marketing and technical support, and 33 of whom were engaged in administration. We also from time to time employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Geographic Areas

      Information concerning our operations in different geographic regions is set forth in Note 15 to our financial statements included in Item 15 of this Annual Report on Form 10-K.

Available Information

      We make available free of charge through our website, www.stratoslightwave.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports may also be obtained without charge by contacting Investor Relations, Stratos Lightwave, Inc, 7444 West Wilson Avenue, Chicago, Illinois 60706, phone 708-867-9600. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.     Properties

      Our corporate headquarters are located in Chicago, Illinois. This facility occupies two buildings owned by us with approximately 88,500 total square feet and contains our administrative offices, sales and marketing offices, research and development facilities and primary optical subsystems manufacturing facility. In addition, we own an approximately 60,000 square foot facility in Chicago, Illinois that contains a substantial passive optical subsystems manufacturing facility. We own an approximately 16,000 square foot facility in Palm Bay, Florida, which contains administrative offices, sales and marketing and research and development facilities.

      We lease approximately 38,000 square feet in Mountain View, California for administrative, sales and marketing, and research and development. This lease expires in August 2007. We lease approximately 30,000 square feet for design and manufacturing in Haverhill, Suffolk, United Kingdom. This lease expires in 2010. In addition, we lease approximately 20,000 square feet in Hauppauge, New York for design and manufacturing. This lease expires in September 2004. We also lease an approximately 15,000 square foot manufacturing facility in Shenzhen, China. This lease expires in September, 2009.

      We believe our facilities are adequate to meet our current needs.

Item 3.     Legal Proceedings

      From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a lawsuit may harm our business, financial condition or results of operation. Our management believes that the resolution of these lawsuits and legal proceedings will not have a significant effect on the Company’s business, financial condition or results of operation.

      The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et. al., No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

      The Company recently agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters.

      In June 2002, Catherine Lego, as representative of the former stockholders of Tsunami Optics, Inc. (“Tsunami”) filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company’s acquisition of Tsunami in February 2002. Stratos has removed the lawsuit to the federal district court for the Northern District of California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the $18 million earn-out payment provided for in the acquisition agreement. The complaint also alleges fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs are seeking $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed a counterclaim which alleges, among other things, claims for fraud, breach of contract and violations of federal securities laws against Lego and several other shareholders and officers of Tsunami in connection with the acquisition of Tsunami. The counterclaim seeks compensatory and punitive damages. The Company believes that the plaintiffs’ claims in this lawsuit are without merit and intends to vigorously defend against these claims.

      In August 2002, James Campbell filed a lawsuit against the Company and Tsunami alleging breach of an alleged employment contract, fraud, violation of the implied covenant of good faith and fair dealing, age discrimination and wrongful termination in violation of public policy. Campbell seeks unspecified damages, punitive damages and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims.

      In a separate action filed in the Circuit Court of Cook County, Illinois, the Company filed suit against James P. Campbell and Catherine Lego, individually. In its complaint, the Company seeks declaratory judgment that the Company has the right to make changes in Tsunami’s business under the agreement for the Tsunami acquisition. The complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition and a claim for breach of fiduciary duty against Campbell. The complaint seeks compensatory and punitive damages.

      We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. (Northern District of California), E2O, Inc. (District of Delaware and Northern District of Illinois), and PicoLight, Inc. (District of Delaware and Northern District of Illinois). In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe numerous Stratos patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys’ fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to security holders during the fourth quarter of fiscal 2003.

Stratos Lightwave Executive Officers

      The following table sets forth information concerning our executive officers:

Name	Age	Positions

James W. McGinley	48	President, Chief Executive Officer and Director since April 2000. Mr. McGinley was President of Methode Electronics, Inc. from August 1998 through June 2000. Mr. McGinley served as President of Methode Electronics’ Optical Interconnect Products Division from January 1995 through July 1998. Mr. McGinley has been a director of Methode since 1993.

David A. Slack	50	Executive Vice President of Finance and Chief Financial Officer since September 2002 and Vice President, Finance and Chief Financial Officer since April 2000. Mr. Slack served as the Chief Financial Officer of the Optoelectronics Group of Methode Electronics from March 27, 2000 through April 2000. From 1993 through March 27, 2000, Mr. Slack served as Director of Finance, Chief Financial Officer and Director of Information Technology of Bretford Manufacturing, Inc., a manufacturer of furniture, carts, mounts, screens and other equipment.

Robert Scharf	47	Executive Vice President of the Active Subsystems Group since September 2002 and Vice President and General Manager of our Stratos Micro Systems subsidiary since its acquisition in April 1999. From 1994 through April 1999, Mr. Scharf was Vice President of Polycore technologies, the predecessor to Stratos Micro Systems.

Richard C.E. Durrant	41	Executive Vice President of the Passive Subsystems Group since September 2002 and the Managing Director of our Stratos Limited subsidiary since its acquisition in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fibre Optic Europe Ltd. from 1997 through April 2000. From 1993 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is currently traded on the Nasdaq National Market under the symbol “STLW.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal Year Ended April 30, 2003:
First Quarter	$2.94	$0.76
Second Quarter	$3.69	$0.24
Third Quarter	$8.83	$3.17
Fourth Quarter	$4.48	$2.63

Fiscal Year Ended April 30, 2002:
First Quarter	$1.41	$0.88
Second Quarter	$1.00	$0.34
Third Quarter	$0.72	$0.40
Fourth Quarter	$0.60	$0.27

      The high and low closing sales prices above have been restated, when applicable, to reflect a 1 for 10 reverse split effected on October 21, 2002.

      The closing price of our common stock on July 23, 2003 was $5.72. The approximate number of stockholders of record on July 23, 2003 was 445, excluding shares held in street name.

Dividends

      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in the
Plan category	warrants and rights	and rights	first column)

Equity compensation plans approved by security holders	660,585	$13.81	239,415
Equity compensation plans not approved by security holders	74,639	4.69	40,361

Total	735,224	$12.88	279,776

      The Company’s only equity compensation plan not approved by security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). The 2002 Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. The maximum number of shares for which awards may be issued under the 2002 Plan is 115,000 shares, and the number of shares for which restricted stock awards may be issued under the 2002 Plan may not exceed 10,000 shares. See Note 9 to our financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 6.     Selected Financial Data

      You should read the following selected combined financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and the related notes included elsewhere in this report.

      The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of April 30, 2003 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2000 and 1999 and the consolidated balance sheet data as of April 30, 2001, 2000 and 1999 are derived from consolidated audited financial statements not included in this report.

	Fiscal Year Ended April 30,

	2003	2002	2001	2000	1999

	(in thousands, except share data)
Statement of Operations Data:
Revenue:
Net sales	$37,236	$56,387	$126,902	$71,785	$46,458
License fees and royalties	14,398	3,622	4,873	1,459	50

	51,634	60,009	131,775	73,244	46,508
Cost and expenses:
Cost of sales(1)	63,114	64,713	89,617	48,064	29,543
Research and development(2)	40,208	28,087	14,729	7,045	3,301
Sales and marketing	7,063	7,999	9,146	6,724	4,514
General and administrative(3)	45,675	37,349	13,367	5,361	3,518

Total costs and expenses	156,060	138,148	126,859	67,194	40,876

Income (loss) from operations	(104,426)	(78,139)	4,916	6,050	5,632
Investment income, net	1,117	3,368	7,770	—	—

Income (loss) before income taxes	(103,309)	(74,771)	12,686	6,050	5,632
Provision for income taxes (credit)	—	(2,581)	3,510	2,260	2,130

Income (loss) before cumulative effect of a change in accounting principle	(103,309)	(72,190)	9,176	3,790	3,502
Cumulative effect of a change in accounting principle	(16,982)	—	—	—	—

Net income (loss)	$(120,291)	$(72,190)	$9,176	$3,790	$3,502

	Fiscal Year Ended April 30,

	2003	2002	2001	2000	1999

	(in thousands, except share data)
Net income (loss) per share, basic and diluted:(4)
Before cumulative effect of a change in accounting principle	$(14.12)	$(11.06)	$1.47	$0.70	$0.65
Cumulative effect of a change in accounting principle	(2.32)	—	—	—	—

Net income (loss)	$(16.44)	$(11.06)	$1.47	$0.70	$0.65

Weighted average number of common shares outstanding
Basic	7,317	6,525	6,246	5,403	5,403

Diluted	7,317	6,525	6,281	5,403	5,403

(1)	Cost of sales for fiscal 2003 and 2002 includes $6,805 and $8,100, respectively, for charges for obsolete and slow moving inventory and $900 and $8,300, respectively, of expenses related to the restructuring of operations. In addition, cost of sales for fiscal 2003 includes $16,400 of charges for impairment of long-lived assets. See Note 5 to Consolidated Financial Statements.

(2)	Research and development expenses for fiscal 2003 includes $16,900 of charges for impairment of long-lived assets, a $2,070 charge to in-process research and development and $1,100 of expenses related to the restructuring of operations. Research and development expenses for fiscal 2002 include $6,300 of expenses as the result of the Company’s change of its policy on research and development expenses. Such expenses would have been classified as cost of sales under the previous policy. It is not practicable to determine the effect this change would have had on prior years. See Note 5 to Consolidated Financial Statements.

(3)	General and administrative expenses for fiscal 2003 includes $28,430 of charges for impairment of goodwill and $3,800 of charges for impairment of long-lived assets. General and administrative expenses for fiscal 2003 and 2002 include $1,100 and $22,400, respectively, of expenses related to the restructuring of operations. See Notes 4 and 5 to Consolidated Financial Statements.

(4)	Net income (loss) per share for fiscal 2002, 2001, 2000 and 1999 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

	As of April 30,

	2003	2002	2001	2000	1999

	(in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$43,649	$61,020	$125,438	$537	$550
Working capital	65,097	98,040	178,514	17,748	11,994
Total assets	124,612	251,776	280,448	61,137	31,523
Long-term obligations, less current portion	298	6,569	—	—	—
Shareholders’ equity	101,045	220,480	254,899	52,962	26,169

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Factors That May Affect Our Future Results.”

Overview

      We develop, manufacture and sell optical subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military and government applications, and other industrial markets and applications. We plan to continue to diversify our end markets and expand our product offerings through internal and external growth. Our optical subsystems are compatible with the advanced transmission protocols used in these networks, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (SONET). As previously announced, we discontinued the manufacture of single ferrule connectors and certain other commodity products in the fourth quarter of fiscal 2002. Beginning in fiscal 2003, sales of optical products previously classified as optical components are reclassified as part of our optical subsystem products.

      Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. Under the terms of the agreement, Sterling will become a wholly owned subsidiary of the Company. Sterling shareholders will receive approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The transaction is expected to close in the Company’s third fiscal quarter of 2004 and the parties intend to take the position that the transaction will qualify as a tax-free reorganization. The transaction is subject to approval by both the Company’s and Sterling’s shareholders and other customary conditions. In connection with the transaction, the Company will expand its Board of Directors to nine members. The new board will be comprised of four members of the Company’s current Board, four members from Sterling’s Board, and an additional director chosen by Sterling.

      On February 23, 2000, Methode Electronics, Inc. (“Methode”) announced plans to create a separate company comprised of its optical products businesses. Accordingly, we were incorporated in Delaware in April 2000 as a wholly owned subsidiary of Methode. In June 2000 we launched our initial public offering of 1,006,250 shares of common stock at $210.00 per share. After the completion of our public offering, Methode owned approximately 84.3% of our outstanding common stock. On March 23, 2001, Methode announced that its board of directors had declared a stock dividend of all of Methode’s shares in us. The dividend was distributed on April 28, 2001 to Methode stockholders of record as of April 5, 2001. The distribution was made on the basis of ..15113 shares of Stratos stock for each share of Methode Class A and Class B common stock held. The data in this paragraph regarding our initial public offering and our spin-off from Methode has been adjusted to reflect our 1 for 10 reverse stock split effected on October 21, 2002.

      Our net sales are derived principally from the sale of optical subsystems to original equipment manufacturers (OEMs). Our net sales have fluctuated from period to period based on customer demand for our products, the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

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

      Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and operating expenses related to major product development projects. Prior to May 28, 2000, research and development expenses have included allocations from Methode Electronics, Inc. (“Methode”) of expenses for salaries and related expenses for research and development personnel. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success. We intend to continue to invest in research and development programs in future periods for the purpose of enhancing or reducing the cost of current optical subsystems, and developing new optical subsystems.

      We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers’ representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions and product marketing and promotion costs. Prior to May 28, 2000, expenses have included allocations from Methode of expenses for the salaries and related expenses for sales and marketing personnel. We expect to continue to make significant expenditures for sales and marketing services.

      General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting and other professional fees. General and administrative expenses in fiscal 2002 and 2001 also include the amortization of goodwill resulting from the excess of the purchase price over net assets of acquired companies. Prior to May 28, 2000, expenses have included allocations from Methode for the salaries and related expenses for administrative, finance and human resources personnel; professional fees; information technology and other corporate expenses. We expect to continue to make significant expenditures for general and administrative services.

Critical Accounting Policies

Accounts Receivable

      We sell products primarily to various original equipment manufacturers and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer’s financial condition.

Inventory Reserves

      It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one year’s projected usage. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we vigorously pursue such opportunities.

Impairment of Long-Lived Assets

      We review the carrying value of our long-lived assets, including goodwill, if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate suggest that they may be impaired. If this review indicates that goodwill or other long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived asset, impairment is measured by comparing the carrying value of the long-lived asset to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. If an asset is considered held for sale, we adjust the carrying value of the underlying assets to fair value, as determined based on the estimated net realizable proceeds of the assets.

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

Research and Development

      All expenses relative to the development of a new product, prior to its introduction into production, are considered research and development expenses. In addition, the costs of the engineering effort to do significant redesign to enhance product performance that results essentially in a new product are also considered to be research and development expenses. Because the true manufacturability of our products is not obvious until a period of volume production has occurred, initial production is considered a part of the development process. During this phase, a portion of the scrap expense and yield loss is considered development expense. A product is still considered under development until it matures to the point where its production yields (volumes) are consistent with other mature products and any engineering effort is predominately dedicated to customer applications and/or quality support.

Basis of Presentation

      Our historical consolidated financial statements for periods ending on or prior to May 28, 2000 have been carved out from the consolidated financial statements of Methode using the historical results of operations and cash flows and historical basis of the assets and liabilities of our business. The historical consolidated financial statements also include allocations to us of Methode’s corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. We consider the expense allocations to be reasonable reflections of the utilization of the services provided to us or the benefits received by us. The consolidated financial statements after May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

      Our historical financial information for periods ending on or prior to May 28, 2000, is not indicative of our financial position, results of operation or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been were we a separate, stand-alone entity for the periods presented. Our consolidated financial information for periods ending on or prior to May 28, 2000 does not reflect additional expenses that we may incur as a result of being a stand-alone public company.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended April 30,

	2003	2002	2001

Revenue:
Net sales	100.0%	100.0%	100.0%
License fees and royalties	38.7	6.2	3.8

Total	138.7	106.2	103.8
Cost and expenses:
Cost of sales	169.5	114.4	70.6
Research and development	108.0	49.8	11.6
Sales and marketing	19.0	14.2	7.2
General and administrative	122.6	66.4	10.5

Total costs and expenses	419.1	244.8	99.9
Income (loss) from operations	(280.4)	(138.6)	3.9
Investment income, net	3.0	6.0	6.1

Income (loss) before income taxes	(277.4)	(132.6)	10.0
Provision for income taxes (credit)	—	(4.6)	2.8

Income (loss) before cumulative effect of a change in accounting principle	(277.4)	(128.0)	7.2
Cumulative effect of a change in accounting principle	(45.6)	—	—

Net income (loss)	(323.0)%	(128.0)%	7.2%

Fiscal Years Ended April 30, 2003 and 2002

      Net Sales. Net sales decreased to $37.2 million in fiscal 2003 from $56.4 million in fiscal 2002. This $19.2 million decrease represents a $10.3 million decrease in the net sales into the storage end market, a $9.5 million decrease in the net sales into the data networking end market, a $1.8 million decrease in the net sales into the telecom/metro end market and a $500,000 decrease in net sales into other end markets. These decreases were offset in part by a $2.9 million increase in the net sales into the military/governmental end market.

      The decrease in net sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $5.0 million as of April 30, 2003 from $8.4 million as of April 30, 2002. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

      License Fees and Royalties. License fees and royalties increased to $14.4 million in fiscal 2003 from $3.6 million in fiscal 2002. The increase relates to lump sum payments of approximately $5.8 million from the receipt of license and royalty payments in association with the settlement of several patent infringement cases in fiscal 2003. In addition, the Company has recorded in fiscal 2003 the present value of $2.5 million and $5.5 million of license and royalty payments to be received in fiscal 2004 and fiscal 2006, respectively, from the settlement of a patent infringement case. The increase was partially offset by lower royalties as a result of generally lower sales of optical subsystems among licensees consistent with general economic conditions in the optical networking market. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

      Cost of Sales and Gross Margins. Cost of sales decreased to $63.1 million in fiscal 2003 from $64.7 million in fiscal 2002. Gross profit as a percentage of net sales, or gross margin, decreased to negative (69.5)% in fiscal 2003 from negative (14.8)% in fiscal 2002. Approximately 30.6 percentage points of the 54.7 percentage point decrease in gross margin was due to charges related to impairment of long-lived assets, 16.3 percentage points was a result of the decline in sales and the decline in the average unit selling price for our products due primarily to pricing pressures and product mix, 4.5 percentage points was due to the write down to fair market value of assets held for sale, 3.9 percentage points was due to charges for obsolete and slow moving inventory and 2.4 percentage points was due to the expenses related to restructuring charges. These factors were offset by the sale of approximately $1.9 million of inventory that was previously considered excess and fully reserved. The sale of this inventory favorably impacted gross margin by 3.0 percentage points.

      Cost of sales was charged approximately $6.8 million and $13.8 million in fiscal 2003 and 2002, respectively, to increase the reserve for obsolete and excess inventory.

      Research and Development. Research and development expenses increased to $40.2 million in fiscal 2003 from $28.1 million in fiscal 2002. The $12.1 million increase was primarily due to $16.9 million in charges related to impairment of long-lived assets, a $2.0 million charge to in-process research and development, an increase of $2.9 million in costs of research and development facilities, $1.1 million for employee severance pay related to restructuring of operations and a $700,000 write down to fair market value of assets held for sale. These increases were offset by a $8.7 million reduction in material and operating costs and a reduction of $2.8 million of personnel costs dedicated to research and development.

      Sales and Marketing. Sales and marketing expenses decreased to $7.1 million in fiscal 2003 from $8.0 million in fiscal 2002. This decrease was due to a decrease of $200,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $700,000 in field sales operating costs supporting our sales volume.

      General and Administrative. General and administrative expenses increased to $45.7 million in fiscal 2003 from $37.3 million in fiscal 2002. This $8.4 million increase was due primarily to a $28.4 million charge for goodwill impairment, $3.8 million in charges related to impairment of long-lived assets, other than goodwill, and a $2.9 million increase in corporate management costs. These increases were offset by a $21.2 million reduction in expenses related to restructuring charges, a $2.1 million reduction in charges to the allowance for doubtful accounts and a $3.4 million reduction in general operating expenses.

      We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable decreased to 50 days at April 30, 2003 compared to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded an additional $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

      Investment Income, Net. Investment income, net of investment expense, decreased to $1.1 million in fiscal 2003 from $3.4 million in fiscal 2002. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2003 reflects the reduction of excess cash balances as well as lower interest rates throughout the market place during this period.

      Income Taxes. During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation reserve of $24.7 million was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We have continued to experience similar reductions in business levels during fiscal 2003, and an additional valuation reserve of $30.5 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal 2003.

      We have net operating loss carry forwards of approximately $98.5 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 and 2023.

      Cumulative Effect of a Change in Accounting Principle. Effective May 1, 2002, the Company has adopted the provisions of SFAS No. 142, and performed a transitional goodwill impairment test as of that date. As a result, it was determined that the goodwill of our active optical subsystems reporting unit had been impaired and recorded a one-time noncash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations. See Note 4 to the Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.

Fiscal Years Ended April 30, 2002 and 2001

      Net Sales. Net sales decreased to $56.4 million in fiscal 2002 from $126.9 million in fiscal 2001. This $70.5 million decrease represents a $9.7 million decrease in the net sales into the storage end market, a $22.9 million decrease in the net sales into the data networking end market, a $38.6 million decrease in the net sales into the telecom/metro end market and a $600,000 decrease in the net sales into the military/governmental end market. These decreases were offset in part by a $1.3 million increase in net sales into other end markets.

      The overall decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in the product mix. Our total sales order backlog decreased to $8.4 million as of April 30, 2002 from $34.2 million as of April 30, 2001. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

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

      Research and Development. Research and development expenses increased to $28.1 million in fiscal 2002 from $14.7 million in fiscal 2001. This increase was due primarily to $6.6 million in material and operating costs related to major product development projects, $4.7 million of additional personnel costs dedicated to research and development, and $2.1 million for expanded research and development facilities.

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

      General and Administrative. General and administrative expenses increased to $37.3 million in fiscal 2002 from $13.4 million in fiscal 2001. This $23.9 million increase was due primarily to $22.3 million of expenses related to the restructuring charges (including $12.8 million for fixed asset impairment related to the proposed sale of the Company’s Bandwith Semiconductor LLC subsidiary and the Company’s corporate aircraft, $8.5 million for goodwill impairment related to Bandwith Semiconductor LLC, and $1.0 million of legal and other costs related to the restructuring of operations), a $2.4 million increase in the allowance for doubtful accounts offset in part by a reduction of $800,000 in corporate management costs.

      We operate in markets that are currently experiencing a severe economic downturn that began in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms and our days sales in accounts receivable increased to 85 days at April 30, 2001. Days sales in accounts receivable improved to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded a $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

      Investment Income. Investment income, net of investment expense, decreased to $3.4 million in fiscal 2002 from $7.8 million in fiscal 2001. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2002 reflects the reduction of excess cash balances as well as lower interest rates throughout the market place during this period.

      Income Taxes. The tax benefit recognized in fiscal 2002 represents the benefit of tax loss carrybacks available to us. In the second quarter of fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced during the quarter and our revised estimate of taxable earnings for the remainder of the fiscal year. As a result, a $24.7 million valuation allowance has been recorded which eliminated the tax benefit attributable to the net losses incurred in the second, third and fourth quarters of fiscal 2002 (approximately $20.4 million), eliminated approximately $3.9 million of tax benefits recorded in the quarter ended July 31, 2001, and reserved for approximately $400,000 of deferred tax assets recorded as of April 30, 2001.

Liquidity and Capital Resources

      Net cash used in operating activities totaled $22.8 million and $20.2 million for fiscal 2003 and fiscal 2002, respectively. The use of cash in operating activities resulted primarily from the net loss and a decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories. Cash provided by operating activities in fiscal 2001 resulted primarily from growth in net income and increases in accounts payable and accrued expenses, which were offset in part by increases in accounts receivable and inventories.

      Net cash provided by investing activities was $11.9 million for fiscal 2003, which represents the net proceeds from sales of short-term investments, and proceeds from the sale of assets held for sale, offset in part by the purchases of equipment and facilities.

      Net cash used in investing activities was $43.5 million for fiscal 2002 and $71.7 million for fiscal 2001. Net cash used in investing activities during these periods related primarily to acquisitions, purchases of equipment and facilities, and the purchase of short-term investments. We expended $2.95 million for the acquisition of Polycore Technologies, Inc. in July 2000, $770,500 for the acquisition of substantially all of the assets of B&H Mold, Inc. in November 2001, $204,000 to increase our investment in MP Optical Communications LLC in March 2001, $8.1 million for the acquisition of substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc. and $4.6 million (net of cash received) for the acquisition of Tsunami Optics, Inc. in February 2002. In addition, the Company acquired $2.8 million in cash from the acquisition of all the outstanding common stock of Paracer, Inc. in March 2002.

      Net cash used in financing activities for fiscal 2003 and fiscal 2002 represents repayments on long-term borrowings. Net cash provided by financing activities for fiscal 2001 consisted primarily of net proceeds of $195.5 million, after related expenses, from our initial public offering, offset by $1.2 million in net advances repaid to Methode subsidiaries and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. We sold 1,006,250 shares of common stock at $210.00 per share in our initial public offering, as adjusted to reflect our 1 for 10 reverse split effected October 21, 2002.

      As of April 30, 2003, our principal source of liquidity was approximately $61.5 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and our ability to lower operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and external growth could materially change our level of cash and cash equivalents. Our only cash commitment is the repayment of long-term debt of approximately $6.6 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Factors That May Affect Our Future Results

Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

      The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 34% and incurred a net loss of $120.3 million during fiscal 2003. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

Our net sales and operating results vary significantly from quarter to quarter, and our stock price may fall if our quarterly performance does not meet analysts’ or investors’ expectations.

      Our quarterly net sales and operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our net sales and operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our net sales and operating results to vary include:

•	the timing of customer orders, particularly from our largest customers;

•	the level of demand for our customers’ products;

•	the cancellation or postponement of orders;

•	our ability to manufacture and ship our products on a timely basis;

•	changes in our product mix;

•	competitive pressures resulting in lower prices;

•	our ability to control costs and expenses;

•	the introduction of new products or technologies by us or our competitors;

•	the timing of our receipt of license fees and royalty payments relating to our intellectual property; and

•	general economic factors.

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

      Our optical subsystems and components are used primarily in military, video broadcast, industrial, enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which optical communication technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of optical communication technologies. If these markets do not grow, or if the use of optical communication technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

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

Our products are incorporated into larger systems which must comply with various domestic and international government regulations. If the performance of our products contributes to our customers’ inability to comply with these requirements, we may lose these customers and our net sales will decline.

      In the United States, our products are incorporated into larger systems which must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, our products are incorporated into larger systems which must also comply with standards established by local authorities in various countries which may vary considerably. If the performance of our products contributes to our customers’ inability to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals we may lose these customers and our net sales will decline.

If our products fail to comply with evolving industry standards or alternative technologies in our markets, we may be required to make significant expenditures to redesign our products.

      Our products comprise only a part of an entire networking system and must comply with evolving industry standards in order to gain market acceptance. In many cases, we introduce a product before an industry standard has become widely accepted and we depend on the companies that provide other components to support industry standards as they evolve. Because industry standards do not exist in some cases at the time we are developing new products, we may develop products that do not comply with the eventual industry standard. If this occurs, we would need to redesign our products to comply with adopted industry standards. In addition, if alternative technologies were adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. If we are required to redesign our products, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. If we are not successful in redesigning our products or developing new products to meet new standards or any other standard that may emerge, our net sales will decline.

We derive a significant portion of our net sales from a few large customers, and our net sales may decline significantly if any of these customers cancels, reduces or delays purchases of our products.

      Our success will depend on our continued ability to develop and manage relationships with significant customers. For fiscal 2003, our two largest customers and their respective contract manufacturers accounted for 13% of our net sales, with Redfern Broadband and QLogic accounting for 8% and 5% of our net sales, respectively. For the fiscal year ended April 30, 2002, McData Corporation and its contract manufacturers accounted for 24% of our net sales. For the 2001 fiscal year, our three largest customers and their respective contract manufacturers accounted for 32% of our net sales, with McData Corporation, Alcatel Network Systems and Cisco Systems accounting for 11%, 11% and 10% of our net sales, respectively. We expect our dependence on sales to a small number of large customers to continue.

      The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. As a result, our relationships with these customers are critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. Our customers have in the past sought price concessions from us and will continue to do so in the future. Also, many of our customers have canceled, reduced or delayed purchases of our products. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of or a significant reduction in orders from one or more of our largest customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could cause our net sales to significantly decline.

Our sales cycle runs from our customers’ initial design to production for commercial sale. This cycle is long and unpredictable and may cause our net sales to decline or increase our operating expenses.

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

      The markets for optical subsystems are highly competitive and are expected to intensify in the future. We compete primarily with Agilent Technologies, Inc., Finisar Corporation, Infineon Technologies Corp, JDS Uniphase Corporation, Lucent Technologies Inc., Molex, Inc., Optical Communications Products, Inc., Tyco International, Ltd. and a number of other smaller companies. Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in our consolidating industry in order to gain new technologies or products. Many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, companies with diversified product offerings can better sustain an economic downturn.

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

      We purchase several key components that are incorporated into our products from a limited number of suppliers. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future. These shortages and delays have typically occurred when demand within the industry has increased rapidly and exceeds the capacity of suppliers of key components in the short term. Delays and shortages also often occur in the early stages of a product’s life cycle. The length of shortages and delays in the past has varied from several days to a month. We are unable to predict the length of any future shortages or delays.

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

      A significant portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 45.2% of our net sales during fiscal 2003 and approximately 29.1% of our net sales in fiscal 2002. Our international operations are subject to a number of risks and uncertainties, including:

•	difficulties in managing operations in different locations;

•	changes in foreign currency rates;

•	longer accounts receivable collection cycles;

•	difficulties associated with enforcing agreements through foreign legal systems;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	trade protection measures and import and export licensing requirements;

•	changes in a specific country’s or region’s political or economic conditions;

•	potentially adverse tax consequences;

•	the potential difficulty in enforcing intellectual property rights in some foreign countries; and

•	acts of terrorism directed against the United States or U.S. affiliated targets.

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

      As part of our strategy, we intend to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

•	use of significant amounts of cash;

•	the incurrence of debt and contingent liabilities;

•	potentially dilutive issuances of equity securities;

•	large one-time write-offs; and

•	amortization expenses related to goodwill and other intangible assets.

      Acquisitions also involve numerous operational risks, including:

•	difficulties in integrating operations, products, technologies and personnel;

•	unanticipated costs or write-offs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	diversion of capital and other resources from our existing businesses; and

•	potential loss of key employees of purchased organizations.

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

      We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp., E20, Inc. and PicoLight, Inc. In these actions, Stratos alleges that optoelectronic products sold by the defendants infringe upon certain Stratos patents. The defendants in these lawsuits have filed various affirmative defenses.

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

      Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:

•	economic and stock market conditions generally and specifically as they may impact participants in the communication industry;

•	earnings and other announcements by, and changes in market evaluations of, participants in the optical communication industry;

•	changes in financial estimates and recommendations by securities analysts following our stock;

•	announcements or implementation by us or our competitors of technical innovations or new products; and

•	strategic moves by us or our competitors, such as acquisitions.

      In addition, the securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies’ operating performance. Specifically, market prices for securities of technology related companies have frequently reached elevated levels, often following their initial public offerings. These levels may not be sustainable and may not bear any relationship to these companies’ operating performances.

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

      James W. McGinley, 48, has been our President, Chief Executive Officer and a director since our inception. Mr. McGinley was President of Methode Electronics from August 1998 through June 2000, and has been a director of Methode Electronics since 1993. Mr. McGinley previously served as President of Methode Electronics’ Optical Interconnect Products Division from January 1995 through July 1998.

      Michael P. Galvin, 51, has been President of Galvin Enterprises, Inc. since 1992. Galvin Enterprises manages a venture capital portfolio of investments in biotechnology, real estate development and business services. From 1989 to 1992, Mr. Galvin served as Assistant Secretary of Commerce for Export Administration under the Bush Administration, managing the U.S. government’s dual-use (non-munitions) strategic trade and technology transfer programs. From 1978 to 1989, Mr. Galvin was an attorney at the law firm of Winston & Strawn where he was elected a corporate finance transactions partner. Mr. Galvin has been a director of Stratos Lightwave since June 2000. Mr. Galvin is a member of our Board’s Compensation Committee.

      Brian J. Jackman, 62, served as President of Global Systems and Technologies of Tellabs, Inc. from 1998 and Executive Vice President of Tellabs from 1990, until his retirement in September 2001. Mr. Jackman also served as a director of Tellabs, Inc. from 1993 until April 2002. From 1993 to 1998, Mr. Jackman served as President of Tellabs Operations, Inc. Mr. Jackman has been a director of Stratos Lightwave since June 2000. Mr. Jackman is a member of our Board’s Compensation Committee and Audit Committee. Mr. Jackman is also a director of PCTEL, Inc.

      Charles Daniel Nelsen, 40, has served as Director of Global Supply Chain Strategy for Motorola Inc.’s Network Solutions Sector since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. Prior to that, from 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting. Mr. Nelsen has been a director of Stratos Lightwave since June 2000. Mr. Nelsen is a member of our Board’s Audit Committee.

      Edward J. O’Connell, 50, has served as Chief Financial Officer of Gardner, Carton & Douglas, a provider of professional legal services, since 2000. From 1999 to 2000, Mr. O’Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O’Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of Delphi Information Systems, Inc. (now known as “ebix.com”), a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O’Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services. Mr. O’Connell has been a director of Stratos Lightwave since June 2000. Mr. O’Connell is a member of our Board’s Compensation Committee and Audit Committee.

      Additional information regarding our directors is included under the captions “Directors and Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement (“Proxy Statement”) for the Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this report under “Stratos Lightwave Executive Officers”.

Item 11.     Executive Compensation

      Information regarding executive compensation is included under the captions “Executive Compensation” and “Comparison of Stockholder Return” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      Information regarding the security ownership of certain beneficial owners and management is included under the caption “Stock Ownership” in the Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is included in Item 5 above.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included under the caption “Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation within 90 days before the filing date of this annual report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. See Index to Financial Statements on Page F-1.

           2. Financial Statement Schedule.

           3. See Index to Exhibits immediately following the signature page.

      (b) No Reports on Form 8-K were filed during the quarter ended April 30, 2003.

      (c) See Index to Exhibits following the signature page.

      (d) See Index to Financial Statements on Page F-1, and Financial Statement Schedule on Page II-1.

STRATOS LIGHTWAVE, INC.

INDEX TO FINANCIAL STATEMENTS

Item 15A.     Index to Financial Statements and Financial Statement Schedule

      All other schedules of which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Stratos Lightwave, Inc.

      We have audited the accompanying consolidated balance sheets of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos Lightwave, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 4 to the Consolidated Financial Statements, effective May 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Chicago Illinois

June 23, 2003,
except for Note 17, as to which the date is July 2, 2003

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,

	2003	2002

	(in thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,649	$61,020
Short-term investments	17,879	30,900
Accounts receivable, less allowance (2003 — $414; 2002 — $727)	7,701	8,245
Inventories:
Finished products	864	798
Work in process	797	2,107
Materials	6,133	12,916

	7,794	15,821
Recoverable income taxes	2,391	2,820
Prepaid expenses	2,083	1,789

Total current assets	81,497	120,595
Other assets:
Goodwill, less accumulated amortization (2002 — $1,620)	—	55,155
Deferred income taxes	6,437	4,494
Assets held for sale	3,484	4,202
Other	6,942	1,252

	16,863	65,103
Property, plant and equipment:
Land	1,071	1,071
Buildings and building improvements	20,230	19,966
Furniture and fixtures	18,029	8,571
Machinery and equipment	54,337	69,310

	93,667	98,918
Less allowances for depreciation	67,415	30,020

	26,252	68,898

Total assets	$124,612	$254,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$2,840
Accounts payable	5,063	10,126
Salaries, wages and payroll taxes	2,039	2,942
Other accrued expenses	2,967	2,932
Current portion of long-term debt	6,331	3,715

Total current liabilities	16,400	22,555
Long-term debt, less current portion	298	6,569
Deferred income taxes	6,519	4,494
Minority interest	350	498
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 7,342,081 and 72,781,287 shares at April 30, 2003 and 2002, respectively	74	728
Additional paid-in capital	284,254	283,162
Accumulated deficit	(183,406)	(63,115)
Foreign currency translation adjustments	154	(295)
Cost of common stock in treasury	(31)	—

Total shareholders’ equity	101,045	220,480

Total liabilities and shareholders’ equity	$124,612	$254,596

See notes to consolidated financial statements.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended April 30,

	2003	2002	2001

	(in thousands, except per share amounts)
Revenue:
Net sales	$37,236	$56,387	$126,902
License fees and royalties	14,398	3,622	4,873

Total	51,634	60,009	131,775
Cost and expenses:
Cost of sales	63,114	64,713	89,617
Research and development	40,208	28,087	14,729
Sales and marketing	7,063	7,999	9,146
General and administrative	45,675	37,349	13,367

Total costs and expenses	156,060	138,148	126,859

Income (loss) from operations	(104,426)	(78,139)	4,916
Investment income, net	1,117	3,368	7,770

Income (loss) before income taxes	(103,309)	(74,771)	12,686
Provision (credit) for income taxes	—	(2,581)	3,510

Income (loss) before cumulative effect of a change in accounting principle	(103,309)	(72,190)	9,176
Cumulative effect of a change in accounting principle	(16,982)	—	—

Net income (loss)	$(120,291)	$(72,190)	$9,176

Net income (loss) per share, basic and diluted:(1)
Before cumulative effect of a change in accounting principle	$(14.12)	$(11.06)	$1.47
Cumulative effect of a change in accounting principle	(2.32)	—	—

Net income (loss)	$(16.44)	$(11.06)	$1.47

Weighted average number of common shares outstanding:
Basic	7,317	6,525	6,246

Diluted	7,317	6,525	6,281

(1)	Net income (loss) per share for fiscal 2002 and 2001 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

See notes to consolidated financial statements.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended April 30, 2003, 2002 and 2001

			Retained	Foreign
		Additional	Earnings	Currency		Total	Comprehensive
	Common	Paid-in	(Accumulated	Translation	Treasury	Shareholders’	Income
	Stock	Capital	Deficit)	Adjustments	Stock	Equity	(Loss)

	(in thousands)
Balance at April 30, 2000	$540	$52,422	$—	$—	$—	$52,962
Net proceeds of initial public offering	101	195,354				195,455
Net income		101	9,075			9,176	$9,176
Foreign currency translation adjustments				(355)		(355)	(355)

							$8,821

Net transactions with Methode Electronics, Inc.		(2,339)				(2,339)

Balance at April 30, 2001.	641	245,538	9,075	(355)	—	(254,899)
Common stock issued in acquisitions of subsidiaries	87	37,624				37,711
Net loss			(72,190)			(72,190)	(72,190)
Foreign currency translation adjustments				60		60	60

							$(72,130)

Balance at April 30, 2002	728	283,162	(63,115)	(295)	—	220,480
Issuance of 507,700 shares of restricted common stock	5	427				432
Exercise of options for 2,455 shares of common stock	—	6				6
Purchase of 251,959 shares of common stock for treasury					(31)	(31)
Effect of 1 for 10 reverse split	(659)	659				—
Net loss			(120,291)			(120,291)	(120,291)
Foreign currency translation adjustments				449		449	449

Balance at April 30, 2003	$74	$284,254	$(183,406)	$154	$(31)	$101,045	$(119,842)

See notes to consolidated financial statements.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended April 30,

	2003	2002	2001

	(in thousands)
Operating activities:
Net income (loss)	$(120,291)	$(72,190)	$9,176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	16,982	—	—
Provision for depreciation	14,152	11,768	7,032
Provision for amortization	—	847	556
Provision for goodwill impairment	28,429	8,493	—
Provision for asset impairment	39,175	13,715	—
Provision for losses on accounts receivable	331	326	140
Provision for obsolete and overstock inventory	6,805	13,835	3,878
Provision (credit) for deferred income taxes	—	421	(529)
Minority interest	(148)	21	476
Changes in operating assets and liabilities:
Accounts receivable	213	16,302	(12,798)
Inventories	1,222	(976)	(20,041)
Prepaid expenses and other assets	(4,578)	(428)	(811)
Accounts payable and accrued expenses	(5,082)	(12,348)	15,582

Net cash provided by (used in) operating activities	(22,790)	(20,214)	2,661
Investing activities:
Purchases of property, plant and equipment	(2,126)	(22,778)	(47,320)
Purchases of short-term investments	(30,479)	(54,700)	(20,400)
Sales of short-term investments	43,500	44,200	—
Acquisitions, net of cash acquired	(189)	(9,961)	(770)
Proceeds from sale of assets held for sale	1,209	—	—
Additional purchase price of prior-period acquisition	—	—	(2,957)
Increase investment in MP Optical	—	—	(204)
Other	—	(275)	(51)

Net cash provided by (used in) investing activities	11,915	(43,514)	(71,702)
Financing activities:
Net proceeds from initial public offering	—	—	195,454
Payment of notes related to acquisitions	—	—	(333)
Repayments on long-term borrowings	(6,496)	(690)	—
Net cash transfers from (to) Methode Electronics, Inc.	—	—	(1,179)

Net cash provided by (used in) financing activities	(6,496)	(690)	193,942

Net increase (decrease) in cash and cash equivalents	(17,371)	(64,418)	124,901
Cash and cash equivalents at beginning of period	61,020	125,438	537

Cash and cash equivalents at end of period	$43,649	$61,020	$125,438

Supplement schedule of non cash investing and financing activities:
Long-term debt (including current portion) incurred in exchange for the purchase of software and equipment for information technology system	$—	$9,084	$—
Common stock issued in acquisition of subsidiaries	—	37,711	—
Issuance of 507,500 shares of restricted common stock	432	—	—

See notes to consolidated financial statements.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
(all amounts in thousands, except share data)

Note 1.     Basis of Presentation

      As of May 28, 2000, Methode Electronics, Inc. (“Methode”) contributed and transferred to the Company all of the capital stock and equity interests held by Methode in subsidiaries and other entities that conducted a majority of its optical products business, pursuant to a master separation agreement. The capital stock and equity interests contributed and transferred to the Company were Bandwidth Semiconductor, LLC; Methode Communications Modules, Inc. (now Stratos Lightwave-Florida, Inc.); Stratos Lightwave, LLC; Methode’s 60% interest in MP Optical Communications, LLC and Stratos Limited. Prior to its transfer of Stratos Lightwave, LLC to the Company, Methode transferred all of the assets and liabilities of its optoelectronics and fiber optic divisions, the properties associated with its optoelectronics research center and Methode’s corporate facilities occupied by these divisions to Stratos Lightwave, LLC.

      In July 2000, the Company completed the sale of 1,006,250 shares of common stock in its initial public offering at a price of $210 per share. The net proceeds from the offering, after deducting the underwriting discount and the offering expenses paid by the Company, were approximately $195,500.

      After completion of the Company’s initial public offering, Methode owned 5,402,980 shares of the Company’s common stock, representing approximately 84.3% of the outstanding shares. After receiving a favorable letter ruling from the Internal Revenue Service in March 2001, and in accordance with its previously announced intentions, on April 28, 2001, Methode distributed all of the shares of the Company’s common stock owned by Methode to Methode’s stockholders in a distribution intended to be tax free for U.S. federal income tax purposes. The data set forth above regarding the Company’s initial public offering has been adjusted to reflect the 1 for 10 reverse stock split effected on October 21, 2002.

      The Company’s consolidated financial statements for the periods ended on or prior to May 28, 2000, have been carved out from the consolidated financial statements of Methode, using the historical results of operations and cash flows and historical basis of the assets and liabilities of the business. The consolidated financial statements for the periods ended on or prior to May 28, 2000, also include allocations to the Company of Methode’s corporate expenses, including centralized accounting, treasury, information technology, human resources, sales and marketing, legal, real estate and other corporate services and infrastructure costs. The Company considers the expense allocations to be reasonable reflections of the utilization of the services provided to it or the benefits received by it. The consolidated financial statements after May 28, 2000 reflect the operations, cash flows and assets and liabilities of the Company on a stand-alone basis.

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

      Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. In fiscal 2003, 2002 and 2001, the Company incurred charges of $6,805, $13,835 and $3,878, respectively, to write-off inventory considered obsolete or excessive to fulfill future sales estimates. The decrease in these charges in fiscal 2003 is reflective of the decrease in levels of inventory during the year. The increase in these charges in

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

fiscal 2002 was related to both the Company’s optical subsystems and components inventory, whereas the increase in fiscal 2001 was primarily related to the Company’s optical subsystems inventory.

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

      Advertising. The Company expenses all advertising costs in the year incurred. Advertising expenses in fiscal 2003, 2002 and 2001 were $295, $548 and $800, respectively.

      Revenue recognition. Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Returns were $929, $5,816 and $1,905, respectively, in fiscal 2003, 2002 and 2001. The Company establishes a reserve for returns based on any known and anticipated returns. At the end of each of the years, the amount recorded as a reserve for returns was not significant to the financial statements.

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

      License fees and royalties. License fees and royalties represent revenue from license agreements for patented technology which also is used by the Company in its optical subsystems. The license agreements generally provide for fixed up-front payments and/or future fixed payments or continuing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond the Company’s control. Accordingly, the amount recorded in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2005 to 2023.

      Income taxes. The Company’s operating results through fiscal 2001 were included in Methode’s consolidated U.S. and state income tax returns or in tax returns of certain Methode foreign subsidiaries. The provision for income taxes in the Company’s consolidated financial statements for fiscal year 2001 and prior was determined as if the Company were taxed as a separate entity. Methode and the Company had entered

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

into a tax sharing agreement that required tax calculation, accrual and payment by the Company as if the Company were filing a separate tax return. All income tax payments were made by Methode. The Company reimbursed Methode for all tax payments made on its behalf relative to fiscal 2001. The Company has and will file consolidated U.S. and state income tax returns on a stand-alone basis for fiscal 2002 and beyond. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company assesses on an ongoing basis the need for valuation reserves against these deferred tax assets.

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

      During fiscal 2003 the Company reviewed the carrying value of its long-lived assets (excluding goodwill) in light of significant declines in sales, earnings and cash flows and determined that substantially all of the Company’s long-lived assets would not be recoverable. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded in fiscal 2003 non-cash charges of $37,105 to reduce the carrying value of these long-lived assets to their fair value. See Note 5 to Consolidated Financial Statements.

      Due to restructuring during fiscal 2002 of the Company’s product offerings, along with current and expected market conditions in the bandwidth marketplace, it became apparent that the goodwill and fixed assets acquired with the Bandwidth acquisition were impaired. In accordance with its policies, the Company completed evaluations of the fair value of the Bandwidth long-lived assets, including goodwill, during the quarter ended April 30, 2002. The Company recorded non-cash impairment charges of $11,800 and $8,500 for fixed assets and goodwill, respectively, to reduce the carrying value of recorded fixed assets and goodwill to their estimated fair value.

      In addition, the Company recorded non-cash charges of $1,000 and $900 in fiscal 2002 for impairment of the corporate aircraft and fixed assets related to the exit from the single ferrule connector business, respectively, to reduce the carrying value of such assets to their estimated fair value.

      Foreign currency translation. The functional currencies of the Company’s foreign subsidiaries are local currencies. Accordingly, the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates.

      Intangibles. Prior to fiscal 2003, the excess of purchase price over the estimated fair value of net assets of acquired companies has been amortized on a straight-line basis over 25 years. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the excess purchase price for the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. have not been amortized because the acquisitions occurred after July 1, 2001.

      In accordance with the provisions of SFAS No. 142, the Company performed the transitional goodwill impairment evaluation during the second quarter of fiscal 2003. This transitional impairment test resulted in an impairment of goodwill of approximately $16,982 as of May 1, 2002. This non-cash charge is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for fiscal 2003.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      In addition, in accordance with the provisions of SFAS No. 142, the Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2003. This annual review indicated additional impairment existed and a non-cash charge of approximately $28,430, classified as general and administrative expense in the Statement of Operations for fiscal 2003, was recorded.

      In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development in a purchase business combination must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070 charge to in-process research and development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Statement of Operations for fiscal 2003.

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant. The following table shows the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.”

	Year ended April 30,

	2003	2002	2001

Net income (loss), as reported	$(120,291)	$(72,190)	$9,176
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(6,766)	(22,049)	(12,220)

Pro forma net income (loss)	$(127,057)	$(94,239)	$(3,044)

Basic and diluted earnings (loss) per share, as reported	$(16.44)	$(11.06)	$1.47
Basic and diluted earnings (loss) per share, Pro forma	(17.36)	(14.40)	(0.50)

      See Note 9 for further discussion of the Company’s option plans.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS), No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for the Company for the fiscal year ended April 30, 2002. The adoption of this statement did not have a significant impact on the Company’s financial results.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company’s current restructuring plan, initiated in fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of $3,100 when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $400 of the $3,100 charge would have been recognized as incurred and not accrued in fiscal 2003.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company adopted these disclosure requirements beginning in fiscal 2003. The adoption of SFAS No. 148 has not impacted the Company’s results of operations.

      On December 15, 2002, the Company adopted the FASB Statement of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value as well as expands disclosure requirements. The adoption of this standard did not have a material effect on the Company’s financial statements or disclosures.

Note 3.     Acquisitions

Fiscal 2002

      On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company’s common stock valued at $21,832, and $459 in cash. In addition, the Company assumed approximately $1,000 of debt, net of cash acquired. Paracer designs and manufactures Parallel Optics transceivers and subsystems and is based in Santa Clara, California.

      On February 4, 2002, the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3.2 million shares of the Company’s common stock valued at $15,879, and $4,750 in cash. In addition, the Company assumed approximately $5,900 of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3,800 made by the Company to Tsunami prior to the acquisition. The $3,800 loan was converted to additional capital subsequent to the acquisition. Tsunami develops and manufactures innovative fiber optic components and modules and is based in Mountain View, California.

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

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      The allocation of the purchase price to the net assets acquired was as follows:

		Advanced
		Interconnection	Tsunami
Amount Allocated To:	B&H Mold	Technology	Optics, Inc.	Paracer, Inc.

Assets acquired:
Cash	$—	$—	$79	$3,144
Accounts receivable	—	—	162	30
Inventories	43	559	827	—
In process research and development	—	—	130	1,940
Developed technology	—	—	490	6,020
Computer software	—	—	87	66
Company trade name	—	—	660	540
Property, plant & equipment	233	318	1,286	1,237
Other	10	50	417	299

Total assets	286	927	4,318	13,276
Liabilities assumed:
Notes payable	—	—	2,118	3,722
Accounts payable	—	—	1,254	156
Accrued expenses	107	180	350	719

Total liabilities	107	180	3,722	4,597

Net assets acquired	179	747	416	8,679
Goodwill	591	7,370	20,237	13,635

Purchase price	$770	$8,117	$20,653	$22,314

Cash paid, including transaction costs	$770	$8,117	$4,774	$482
Stock consideration	—	—	15,879	21,832

Total purchase price	$770	$8,117	$20,653	$22,314

      In February 1999, Methode formed MP Optical Communications LLC together with one Chinese national. Methode held a 60% interest and the Chinese national owns a 40% interest in the equity of the venture. In September 1999, MP Optical Communications LLC formed MP Optical Communications (Shenzhen) Co. Ltd. (MP Optical China) as a wholly owned subsidiary and as its principal operating unit. The results of operations are included in the Company’s consolidated financial statements. As of April 30, 2003, Methode has contributed $471 (prior to transfer of ownership to the Company) and Stratos has contributed $204 in capital to MP Optical China. The MP Optical China facility is located in Shenzhen, China, where its operations involve the development and production of optical connectors.

      Cash for the acquisitions described above was provided by the Company except for the $471 contribution to MP Optical China which was provided by Methode.

      The above-described acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been included in the Company’s consolidated financial

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

statements from their respective dates of acquisition. Had the fiscal 2002 and 2001 acquisitions been made as of the beginning of fiscal 2001, unaudited pro forma sales and operating results would have been as follows:

	Fiscal Year
	Ended April 30,

	2002	2001

Net sales	$57,722	$131,495
Net income (loss)	(82,892)	4,867
Net income (loss) per share, basic and diluted	(1.27)	0.08

      The pro forma results reported above are not necessarily indicative of future results.

      Current tax regulations do not permit the goodwill related to the Tsunami and Paracer acquisitions to be deducted for federal and state income tax purposes.

Note 4.     Goodwill and Other Tangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives will continue to be amortized over those useful lives. Goodwill amortization expense in fiscal years 2001 and 2002 was $556 and $848, respectively. The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of SFAS No. 142 were adopted at the beginning of fiscal year 2001.

	Year Ended April 30

	2003	2002	2001

Reported net income (loss)	$(120,291)	$(72,190)	$9,176
Add back: Goodwill amortization	—	848	556

Adjusted net income (loss)	$(120,291)	$(71,342)	$9,732

Reported basic and diluted income (loss) per share	$(16.44)	$(11.06)	$1.47
Add back: Goodwill amortization per share	—	0.13	0.09

Adjusted basic and diluted income (loss) per share	$(16.44)	$(10.93)	$1.56

      In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, $1,367 and $8,566 of the purchase price for the Tsunami and Paracer acquisitions respectively, previously allocated to goodwill in our preliminary purchase price allocation has been reallocated based upon independent appraisals, to other intangible assets which are being amortized over their estimated useful lives.

      Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070 charge to in-process research and

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Statement of Operations for fiscal 2003.

      For the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To implement SFAS No. 142, the Company identified reporting units consistent with the way the Company is managed. The Company then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired, and the Company would be required to perform the second step of the transitional impairment test.

      During the second quarter of fiscal 2003, the Company performed its transitional goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that the goodwill associated with the active optical subsystems reporting unit was impaired because the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to the second step of the test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company did not obtain independent valuations of unrecognized intangible assets or fixed assets since the unit’s fair value indicated full impairment of its goodwill.

      Significant negative industry and economic trends affecting the Company’s current and future operations contributed to the transitional impairment test resulting in an impairment of goodwill related to the active optical subsystems reporting unit of approximately $16,982. This non-cash charge is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for fiscal 2003.

      Effective February 1, 2003, the Company performed its annual impairment review of goodwill utilizing similar procedures that it used to perform its transitional goodwill impairment test described above. Results of this review indicated that an impairment existed within the passive optical subsystems reporting unit because the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to this test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company performed these tests after applying the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to identifiable intangible assets and fixed assets. The unit’s fair value determined by these tests indicated full impairment of its goodwill.

      Continued significant negative industry and economic trends affecting the Company’s current and future operations, and therefore future cash flows, contributed to the annual impairment test resulting in an impairment of goodwill related to the passive optical subsystems reporting unit of approximately $28,430. This non-cash charge is reflected in general and administrative expenses in the Statement of Operations for fiscal 2003. In accordance with SFAS No. 142, this amount was not included in the cumulative effect of a change in accounting principle because it relates to the annual impairment review.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

Note 5.     Impairment of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted this standard on May 1, 2002.

      SFAS No. 144 requires that long-lived assets to be held and used be evaluated for impairment. The general process requires consideration of whether indicators of impairment are present. If present, a determination whether the sum of the estimated undiscounted future cash flows attributable to the long-lived assets is less than their carrying value. If less, to recognize an impairment loss based on the excess of the carrying amount of the long-lived assets over their respective fair value.

      During the third and fourth quarters of fiscal 2003 the Company gathered information to determine if the indicators of impairment were present. Early in the fourth quarter it became apparent that the sustained downturn in business under the Company’s current business model was not able to generate sufficient cash flows and the pursuit of a new direction for the Company was necessary. It was the decision of management to formulate a plan for presentation to the Board of Directors during the fourth quarter that would deploy its core competency into a new strategic plan. The plan calls for the closing of some of the Company’s business units and the consolidation of others. Management acknowledged the fact that it needed time to decide the future of the Company and therefore, the formulation of the strategic plan took a good part of the fourth quarter. At the conclusion of the formulation process, cash flows were prepared utilizing the assumptions and reorganization contemplated by the new plan. It was evident from the new cash flows (based upon the reorganization) that an indication of impairment was present and that a triggering event had taken place in the fourth quarter. Accordingly, a SFAS 144 review of the Company’s long-lived assets was necessary. These current cash flow projections demonstrated that the estimated undiscounted cash flows were not sufficient to recover the carrying value of long-lived assets, requiring the Company to determine the fair value of long-lived assets. The Company made the decision to evaluate the fair value of the long-lived assets at the level of the active and passive optical subsystems reporting units and engaged an independent appraisal firm to compute the fair value of these asset groups. The independent appraiser computed the fair value of the long-lived assets based upon the expected future discounted cash flows to be generated by each unit. The Company in turn reviewed the fair value computed by the independent appraiser to ensure that the value determined was not less than the known or perceived fair market value of the assets. Results of these computations indicated that an impairment existed within each reporting unit because the estimated fair value of the assets of each reporting unit was less than their carrying value. A non-cash charge for impairment of long-lived assets of approximately $37,100 was recorded in the fourth quarter of fiscal 2003.

      This charge has been classified in the fiscal 2003 Statement of Operations as follows:

Cost of sales	$16,400
Research and development	16,900
General and administrative	3,800

Total	$37,100

Note 6.     Restructuring Charges

      The Company recorded restructuring charges of approximately $3,100 and $31,200 in fiscal 2003 and fiscal 2002 respectively. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      Accruals related to the restructuring charges and their utilization are summarized as follows:

	Balance	2003	Utilized through	Balance
	April 30, 2002	Charges	April 30, 2003	April 30, 2003

Employee costs	$850	$2,800	$3,250	$400
Legal and other costs	1,210	100	1,310	—

Cash charge	2,060	2,900	4,560	400
Asset impairment	—	200	200 (1)	—

Non-cash charge	—	200	200	—

Total charge	$2,060	$3,100	$4,760	$400

	Balance	2002	Utilized through		Balance
	April 30, 2001	Charges	April 30, 2002		April 30, 2002

Employee costs	$—	$850	$—		$850
Legal and other costs	—	1,850	640		1,210

Cash charge	—	2,700	640		2,060
Asset impairment	—	13,700	13,700	(1)	—
Goodwill impairment	—	8,500	8,500	(1)	—
Inventory	—	6,300	6,300	(1)	—

Non-cash charge	—	28,500	28,500		—

Total charge	$—	$31,200	$29,140		$2,060

(1)	Offset against carrying values of respective assets.

      These expenses have been classified in the Statement of Operations as follows:

	Fiscal Year Ended
	April 30

	2003	2002

Cost of sales	$900	$8,300
Research and development	1,100	500
General and administrative	1,100	22,400

Total	$3,100	$31,200

      The Company terminated 198 and 94 employees in fiscal 2003 and 2002, respectively, during the restructuring of its operations, including both production and administrative personnel. Severance pay in the amount or $245 relative to these terminations will be paid out during fiscal 2003 and the remainder through fiscal 2006.

Note 7.     Income Taxes

      During fiscal 2002, the Company determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, a valuation of $24,700 was recorded at April 30, 2002, which eliminated the tax benefit attributable to the losses incurred in fiscal 2002. We continued to experience similar

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

reductions in business levels during fiscal 2003, and an additional valuation of $30,500 was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal 2003.

      Significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of April 30,

	2003	2002

Deferred income tax assets:
Allowance for doubtful accounts	$166	$246
Inventory reserves	4,773	6,261
Basis difference in assets	4,729	4,729
Impairment of long-lived assets	14,842	—
Deferred compensation	100	459
Net operating loss carryforwards	36,819	17,019
Vacation accrual	168	214
Other	—	263

	61,597	29,191
Deferred income tax liabilities:
Accelerated tax depreciation	5,875	4,309
Investment basis differences	495	185

	6,370	4,494
Valuation allowance	(55,227)	(24,697)

Net deferred income tax asset	$—	$—

      Income taxes consisted of the following:

	Fiscal Year Ended April 30,

	2003	2002	2001

Current:
Federal (credit)	$—	$(2,778)	$2,602
Foreign	—	—	773
State (credit)	—	(224)	664

	$—	$(3,002)	$4,039
Deferred (credit)	—	421	(529)

	$—	$(2,581)	$3,510

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

	Fiscal Year Ended April 30,

	2003	2002	2001

Income tax at statutory rate (credit)	$(42,102)	$(26,169)	$4,440
Effect of State income taxes	(3,609)	(2,242)	364
Tax exempt investment income	217	785	(1,042)
Foreign operations with lower statutory rates	130	121	(299)
Impairment of goodwill	14,722	—	—
Valuation allowance	30,530	24,697	—
Other-net	112	227	47

Income tax provision (credit)	$—	$(2,581)	$3,510

      Income taxes are based on pre-tax earnings (losses) which are distributed geographically as follows:

	Fiscal Year Ended April 30,

	2003	2002	2001

Domestic	$(118,153)	$(70,697)	$9,935
Foreign	(2,138)	(1,493)	2,751

	$(120,291)	$(72,190)	$12,686

      At April 30, 2003 and 2002, recoverable income taxes represent the future recovery of taxes paid with the fiscal 2001 federal and state income tax returns and in addition, recoverable income taxes at April 30, 2002 included amounts due from Methode for overpayment of fiscal 2001 estimated tax payments.

      The Company paid $1,405 to Methode in fiscal 2002 for fiscal 2001 federal and state income taxes.

      The Company has net operating loss carryforwards of approximately $98,500 that are available to offset taxable income in the future. The net operating loss carryforwards will expire in 2022 and 2023.

Note 8.     Long-Term Debt

      Long-term debt represents two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002, and several equipment financing arrangements. At April 30, 2003, information relating to these notes is as follows:

	Information Technology
			Equipment
	Note 1	Note 2	Financing	Total

Current portion	$4,516	$1,168	$647	$6,331
Long-term	—	298	—	298

	$4,516	$1,466	$647	$6,629

Interest rate	5.50%	3.52%	13.72%
Payment terms	Monthly	Quarterly	Monthly
Maturity	2006	2005	2005

      Cash payments and interest expense in fiscal 2003 and 2002 for interest on debt amount to $564 and $219, respectively.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is:

Fiscal Year	Amount

2004	$6,331
2005	298
2006	—
2007	—
2008	—

$6,629

      At April 30, 2003 the Company is in default of a restrictive covenant relative to Information Technology Note 1. The Company is currently negotiating an amendment to the agreement and the total amount of the note is classified as current portion of long-term debt in the April 30, 2003 financial statements.

Note 9.     Stock Options

      On June 17, 2002, the Board of Directors of the Company approved a voluntary stock option exchange program under which eligible employees of the Company had the opportunity to exchange their existing options for new options to be granted in the future under the 2000 Plan and the 2002 Plan. The offer period for the exchange program began on Monday, July 8, 2002 and ended on August 5, 2002.

      All properly tendered stock options were exchanged under the program for a promise by the Company to grant the optionee new options no earlier than the first business day that is six months and one day after the cancellation date, August 6, 2002. On February 7, 2003, to complete the exchange, the Company granted 479,251 new options under the 2000 Plan and 66,742 under the 2002 Plan. The exercise price of the new options was equal to the closing price of the Company’s common stock on the grant date. The new options were 25% vested and exercisable on the grant date and the remaining options vest ratably over periods of 18 to 42 months.

      In fiscal 2001, the Company adopted the Stratos Lightwave, Inc. 2000 Stock Plan (the “2000 Plan”). The 2000 Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. Pursuant to the 2000 Plan, the maximum number of shares for which awards may be issued is 900,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 187,500 shares. At April 30, 2003, awards for 239,415 shares under the 2000 Plan are reserved for issuance in the future. These amounts take into consideration the 1

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

for 10 reverse split effected October 21, 2002. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years.

	Options Outstanding
	at April 30, 2003			Options Exercisable

			Weighted		Weighted
			Average		Average
	Shares		Exercise Price	Shares	Exercise Price

April 30, 2000.	—		—	—	—
Granted	524,732		$191.40
Conversion of Methode options	15,630		139.20
Cancelled	(27,635)		191.30

April 30, 2001.	512,727		$189.80	2,500	$210.00
Granted	347,632		56.20
Cancelled	(101,305)		164.40

April 30, 2002.	759,054		$132.00	196,711	$186.60
Granted	577,913	(A)	2.69
Exchanged	(550,773)		137.20
Cancelled	(123,154)		103.90
Exercised	(2,455)		2.63

April 30, 2003.	660,585		$13.81	179,673	$29.36

(A)	Includes 86,750 restricted stock awards.

		Average	Average
		Remaining	Weighted
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$2.63 — 6.97.	569,301	9.7	$3.03
$20.60 — 32.00.	2,250	9.0	27.01
$52.00 — 99.60.	69,229	8.6	52.71
$105.80 — 241.30.	19,805	7.2	186.37

	660,585	8.6	$13.81

      Unvested Methode options held by the Company’s employees were forfeited as of Methode’s distribution of the Company’s common stock on April 28, 2001, under the terms of the Methode 1997 Stock Plan. The Company has assumed all unvested Methode options held by its employees on the distribution and such options were converted at the distribution date into options to purchase shares of the Company’s common stock. The number of shares and the exercise price of Methode options that converted into Company options were adjusted using a conversion formula. The conversion formula was based on the opening per-share price of shares of the Company’s common stock on the first trading day after the distribution, relative to the closing per-share price of Methode Class A common stock on the last trading day before the distribution. The resulting Stratos options have maintained the original vesting provisions and option period. The Methode options converted into 156,305 options to purchase shares of the Company’s common stock at a weighted average price of $13.92.

      In fiscal 2002, the Company adopted the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). The 2002 Plan permits the Company to award stock options, restricted stock

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

and stock appreciation rights to present and future directors, officers and employees of the Company. As of April 30, 2002, the maximum number of shares for which awards may be issued is 115,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 10,000 shares. At April 30, 2003, awards for 40,361 shares under the 2002 Plan are reserved for issuance in the future. These amounts take into consideration the 1 for 10 reverse split effected October 21, 2002. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years. Shareholder approval was not solicited for this plan.

	Options Outstanding at
	April 30, 2003		Options Exercisable

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

April 30, 2001.	—	$—	—	—
Granted	111,250	41.90
Cancelled	(10,187)	47.90

April 30, 2002.	101,063	41.30	—	—
Granted	66,742	2.63
Exchanged	(66,742)	43.80
Cancelled	(26,424)	42.10

April 30, 2003.	74,639	$4.69	18,510	$4.67

		Average	Average
		Remaining	Weighted
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$1.90 — 8.00.	71,276	9.7	$2.63
$42.00 — 50.00.	3,363	8.8	48.32

	74,639	9.2	$4.69

      Under the terms of the acquisition agreements, the Company has assumed all outstanding options held by the employees of Tsunami Optics, Inc. and Paracer, Inc. at the date of acquisition. These options were converted into options to purchase shares of the Company’s common stock. The number of shares and the exercise price of the Tsunami and Paracer options that converted into Stratos options were adjusted using a conversion formula set per the purchase agreement. The resulting Stratos options have maintained the original vesting provisions and option period. The Tsunami and Paracer options converted into 110,498 options under the 2002 Plan to purchase shares of the Company’s common stock at a weighted average price of $0.50.

      The weighted average estimated fair value of options granted during fiscal 2003, 2002 and 2001 was $2.47, $4.96 and $17.16, respectively. In computing the fair value of stock options granted as disclosed in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rates	5.0%	5.6%	6.3%
Expected option life in years	7.0	7.0	7.0
Expected volatility	124.8%	126.4%	116.3%
Dividend yield	0.0%	0.0%	0.0%

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

      In total, the Company has reserved for issuance in the future the following number of shares of its common stock:

Shares

2000 Stock Plan	239,415
2002 Stock Plan	40,361

Total	279,776

Note 10.     Employee 401(k) Savings Plan

      The Company sponsors a 401(k) Savings Plan (the “Plan”) which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary contributions equal to 3% of eligible compensation. The Company provided for discretionary contributions to the Plan totaling approximately $567 and $475 for fiscal 2003 and 2002, respectively.

Note 11.     Shareholders’ Rights Agreement

      On March 22, 2001, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock outstanding on April 3, 2001 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at an exercise price of $80.00 per one one-thousandth of a preferred share, subject to adjustment.

      The Rights will trade automatically with the Common Stock and will not be exercisable until it is announced that a person or group has become an “acquiring person” by acquiring 15% or more of the Common Stock, or a person or group commences a tender offer that will result in such person or group owning 15% or more of the Common Stock. Thereafter, separate right certificates will be distributed, and each right will entitle its holder to purchase for the exercise price, a fraction of a share of the Company’s Series A Junior Participating Preferred Stock having economic and voting terms similar to one share of Common Stock.

      Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price, a number of shares of Common Stock having a market value of twice the exercise price. Rightholders would also be entitled to purchase the common stock of another entity having a value of twice the exercise price if, after a person has become an acquiring person, the Company were to enter into certain mergers or other transactions with such other entity. If any person becomes an acquiring person, the Company’s Board of Directors may, at its option and subject to certain limitations, exchange one share of Common Stock for each Right.

      The Rights may be redeemed by the Company’s Board of Directors for $0.01 per Right at any time prior to a person or group having become an acquiring person. The Rights will expire on April 3, 2011.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

Note 12.     Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Fiscal Year Ended April 30,

	2003	2002	2001

Numerator — net income (loss)	$(120,291)	$(72,190)	$9,176

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	7,317	6,525	6,246
Dilutive potential common shares — employee stock options	—	—	35

Denominator for diluted earnings per share — adjusted weighted — average shares and assumed conversions	7,317	6,525	6,281

Basic and diluted earnings (loss) per share	$(16.44)	$(11.06)	$1.47

      Net income (loss) per share for fiscal 2002 and 2001 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

      Options to purchase 650,929, 860,118 and 226,234 shares of Common Stock at a weighted average option price of $13.48, $121.00 and $200.60 were outstanding during fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because of the net loss or because the exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The amounts for fiscal 2002 and 2001 have been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

Note 13.     Transactions with Methode

      The Company’s revenues from sales of products to Methode in fiscal 2003, 2002 and 2001 were $801, $2,752 and $3,684, respectively.

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

      The Company’s expenses under its transitional service arrangements with Methode do not differ significantly from the costs historically allocated to it by Methode for similar arrangements. The need for services under these agreements have been substantially reduced at the close of fiscal 2001. Shared services have continued in fiscal 2003 and 2002 only in the areas of legal and quality control. Net charges incurred in fiscal 2003, 2002 and 2001 under these transitional service agreements were insignificant.

      The allocation of Methode corporate expenses was discontinued on May 28, 2000. After this date, the Company incurred corporate expenses directly in its operations or indirectly under its transitional services

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

agreement with Methode. Charges to the Company from Methode for allocations in fiscal 2001 were classified as follows:

Cost of sales	$106
Research and development	5
Sales and marketing	188
General and administrative	376

Total	$675

Note 14.     Material Customers and Concentration of Credit Risk

      During fiscal 2003, sales to Redfern Broadband and QLogic and their respective contract manufacturers amounted to 8% and 5%, respectively, of consolidated net sales.

      During fiscal 2002, sales to McData Corporation and its contract manufacturers amounted to 24% of consolidated net sales.

      During fiscal 2001, sales to McData Corporation, Alcatel Network Systems and Cisco Systems, Inc. and their respective contract manufacturers amounted to 11%, 11% and 10%, respectively, of consolidated net sales.

      Accounts receivable are generally due within 30 to 45 days. Credit losses relating to all customers consistently have been within management’s expectations.

Note 15.     Segment Information

      The Company operates in one industry segment, the development, manufacture and sale of optical subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military and government applications, and other industrial markets and applications.

      Information about the results of the Company’s operations in different geographic regions is as follows:

	Fiscal Year Ended April 30,

	2003	2002	2001

Net sales
United States	$29,418	$47,010	$112,842
Europe	7,818	9,377	14,060

	$37,236	$56,387	$126,902

Net income (loss)
United States	$(115,956)	$(70,697)	$7,198
Europe	(4,335)	(1,493)	1,978

	$(120,291)	$(72,190)	$9,176

Long-lived assets
United States	$25,400	$65,813	$61,751
Europe	852	3,085	3,309

	$26,252	$68,898	$65,060

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

Note 16.     Litigation

      The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et. al., No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

      The Company recently agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters.

      In June 2002, Catherine Lego, as representative of the former stockholders of Tsunami Optics, Inc. (“Tsunami”) filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company’s acquisition of Tsunami in February 2002. Stratos has removed the lawsuit to the federal district court for the Northern District California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the $18 million earn-out payment provided for in the acquisition agreement. The complaint also alleges fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs are seeking $18 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed a counterclaim which alleges, among other things, claims for fraud, breach of contract and violations of federal securities laws against Lego and several other shareholders and officers of Tsunami in connection with the acquisition of Tsunami. The counterclaim seeks compensatory and punitive damages. The Company believes that the plaintiffs claims in this lawsuit are without merit and intends to vigorously defend against these claims.

      In August 2002, James Campbell filed a lawsuit against the Company and Tsunami alleging breach of an alleged employment contract, fraud, violation of the implied covenant of good faith and fair dealing, age discrimination and wrongful termination in violation of public policy. Campbell seeks unspecified damages, punitive damages and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims.

      In a separate action filed in the Circuit Court of Cook County, Illinois, the Company filed suit against James P. Campbell and Catherine Lego, individually. In its complaint, the Company seeks declaratory judgment that the Company has the right to make changes in Tsunami’s business under the agreement for the Tsunami acquisition. The complaint also includes claims against Lego and Campbell for fraud and breach of contract for misrepresentations made by them to the Company in connection with the Tsunami acquisition

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

and a claim for breach of fiduciary duty against Campbell. The complaint seeks compensatory and punitive damages.

      The Company is a plaintiff in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. (Northern District of California), E2O, Inc. (District of Delaware and Northern District of Illinois), and PicoLight, Inc. (District of Delaware and Northern District of Illinois). In these actions, the Company alleges that optoelectronic products sold by the defendants infringe numerous Stratos patents. The Company is seeking monetary damages and injunctive relief. The defendants in these lawsuits have filed various affirmative defenses and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants and, if successful, are seeking attorneys’ fees and costs in connection with the lawsuits. The Company intends to pursue these lawsuits and defend against these counterclaims vigorously.

      The Company’s management believes that the resolution of these lawsuits will not have a significant effect on the Company’s business or financial condition.

      During fiscal 2003, 2002 and 2001, the Company settled several patent infringement cases. As a result of these settlements, the Company received lump-sum payments of approximately $5,800 in fiscal 2003, $1,000 in fiscal 2002 and $3,500 in fiscal 2001, which were recorded as license fees and royalties in the consolidated statement of operations. In addition, the Company will receive $2,500 and $5,500 in fiscal 2004 and fiscal 2006, respectively, from the settlement of one case in fiscal 2003. The present value of these amounts were recorded as license fees and royalties in the fiscal 2003 consolidated statement of operations. Legal fees in connection with some of these matters of approximately $990 in fiscal 2002 and $1,500 in fiscal 2001 were classified in general and administrative expenses. In addition, the Company is entitled to fixed future payments and/or ongoing royalty payments based on a percentage of sales of licensed products. The timing and/or the amount of these payments is not within the Company’s control. Also, in certain circumstances, the Company is entitled to other future economic benefits.

      In addition, certain litigation arising in the normal course of business is pending against the Company. Management believes that the resolution of this Company’s litigation will not have a significant effect on the consolidated financial statements.

Note 17.     Subsequent Events

      Effective May 23, 2003, the Company sold the assets and business of its wholly owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1,200 which will be reflected in fiscal 2004.

      Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. Under the terms of the agreement, Sterling will become a wholly owned subsidiary of the Company. Sterling shareholders will receive approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The transaction is expected to close in the Company’s third fiscal quarter of 2004 and the parties intend to take the position that the transaction will qualify as a tax-free reorganization. The transaction is subject to approval by both the Company’s and Sterling’s shareholders and other customary conditions. In connection with the transaction, the Company will expand its Board of Directors to nine members. The new board will be comprised of four members of the Company’s current Board, four members from Sterling’s Board, and an additional director chosen by Sterling.

STRATOS LIGHTWAVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share data)

Note 18.     Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2003:

	Fiscal Year 2003 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$10,722	$11,051	$8,109	$7,354
Gross profit (loss)	(35)	(5,394)	(3,353)	(17,096)
Net loss before cumulative effect of a change in accounting principle	(11,854)	(19,535)	(9,338)	(62,582)
Net loss	(28,836)	(19,535)	(9,338)	(62,582)
Net loss before cumulative effect of a change in accounting principle per basic and diluted common share	(1.63)	(2.67)	(1.27)	(8.54)
Net loss per basic and diluted common share	(3.96)	(2.67)	(1.27)	(8.54)

	Fiscal Year 2002 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$17,499	$12,212	$12,524	$14,152
Gross profit (loss)	(4,095)	(290)	970	(4,911)
Net loss	(9,717)	(16,272)	(8,223)	(37,978)
Net loss per basic and diluted common share	(1.52)	(2.54)	(1.28)	(5.72)

      Net loss per share for fiscal 2002 and the quarter ended July 31, 2002 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

      The unaudited quarterly results of operations include a $17,000 cumulative effect of a change in accounting principle and a $2,070 charge to in-process research and development in the quarters ended July 31, 2002 and October 31, 2002, respectively. In addition, the unaudited quarterly results of operations for the quarter ended April 30, 2003 includes a charge of $28,400 for goodwill impairment and a $37,100 charge for impairment of long-lived assets.

      The unaudited quarterly results of operations include restructuring charges of $30,100 and $1,100 in the quarters ended April 30, 2002 and January 31, 2002, respectively. See Note 6.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

STRATOS LIGHTWAVE, INC.

YEARS ENDED APRIL 30, 2003, 2002 AND 2001

		Additions
	Balance at					Balance
	beginning	Charged to	Charged to			at end of
Description	of period	expense	other accounts	Deductions		period

	(in thousands)
Reserve for Inventory Obsolescence:
April 30, 2001	1,561	3,878	—	1,694	(A)	3,745
April 30, 2002	3,745	13,835	—	3,673	(A)	13,907
April 30, 2003	13,907	6,805	—	8,682	(A)	12,030
Allowance for Doubtful Accounts:
April 30, 2001	261	158	—	18	(B)	401
April 30, 2002	401	2,693	—	2,367	(B)	727
April 30, 2003	727	331	—	644	(B)	414

(A)	Represents write-off of obsolete inventory and usage of product previously reserved for.

(B)	Write-off of accounts receivable considered to be uncollectible.

II-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS LIGHTWAVE, INC.

By:	/s/ JAMES W. MCGINLEY

James W. McGinley
President and Chief Executive Officer

Date: July 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES W. MCGINLEY James W. McGinley	President, Chief Executive Officer and Director	July 28, 2003

/s/ DAVID A. SLACK David A. Slack	Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2003

/s/ MICHAEL P. GALVIN Michael P. Galvin	Director	July 28, 2003

/s/ BRIAN J. JACKMAN Brian J. Jackman	Director	July 28, 2003

/s/ CHARLES DANIEL NELSEN Charles Daniel Nelsen	Director	July 28, 2003

/s/ EDWARD J. O’CONNELL Edward J. O’Connell	Director	July 28, 2003

II-2

CERTIFICATION

I, James W. McGinley, certify that:

      1. I have reviewed this annual report on Form 10-K of Stratos Lightwave, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES W. MCGINLEY _______________________________________ James W. McGinley
President and Chief Executive Officer

Dated: July 28, 2003

CERTIFICATION

I, David A. Slack, certify that:

      1. I have reviewed this annual report on Form 10-K of Stratos Lightwave, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID A. SLACK _______________________________________ David A. Slack
Chief Financial Officer

Dated: July 28, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant(1)
3.2	Restated Certificate of Incorporation of Registrant(1)
3.3	Bylaws of Registrant(1)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2
3.5	Certificate of Amendment of Restated Certificate of Incorporation(7)
4.1	Specimen certificate representing the common stock(1)
4.2	Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC(2)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(1)**
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated(3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc.(4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies(5)
10.5	Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc.(6)
10.6	Management Retention Agreement between the Registrant and James McGinley(7)**
10.7	Management Retention Agreement between the Registrant and David Slack(7)**
10.8	Management Retention Agreement between the Registrant and Robert Scharf(7)**
10.9	Management Retention Agreement between the Registrant and Richard Durrant(7)**
10.10	Stratos Lightwave, Inc. Severance Plan(7)**
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(8)
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley* **
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack* **
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf* **
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant* **
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan*
21	List of Subsidiaries*
23	Consent of Ernst & Young LLP*
99	Certification of Periodic Financial Report*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 15, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated April 12, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2 , 2003.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.