Form 10-K/A
period 2003-04-30
STRATOS LIGHTWAVE INC
filed 2003-08-28
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ✓ No

The aggregate market value of the $.01 par value common stock held by non-affiliates of the registrant on October 31, 2002, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $39,255,166.

The registrant had 7,353,319 shares of $.01 par value common stock outstanding as of July 23, 2003.

i

EXPLANATORY NOTE: This Amendment to Form 10-K of Stratos Lightwave, Inc. (“Stratos”) is being filed to include information required by Part III of Form 10-K. This information is normally incorporated by reference from Stratos’ definitive proxy statement for its annual stockholders meeting. Since the definitive proxy statement for Stratos’ 2003 annual stockholders meeting will not be filed with the Securities and Exchange Commission within 120 days after Stratos’ fiscal year end, such information may not be incorporated by reference and is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

     The Stratos board of directors is divided into three classes serving staggered three-year terms. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for their class expires. Set forth below is a list of the names, ages and principal occupation of our directors.

Directors Whose Terms Expire in 2003

	Age	Principal Occupation

Brian J. Jackman	62	Mr. Jackman has been a director of Stratos since June 2000. Mr. Jackman is a member of the Stratos compensation committee and audit committee. Mr. Jackman served as President of Global Systems and Technologies of Tellabs, Inc. from 1998 and Executive Vice President of Tellabs from 1990, until his retirement in September 2001. Mr. Jackman also served as a director of Tellabs, Inc. from 1993 until April 2002. From 1993 to 1998, Mr. Jackman served as President of Tellabs Operations, Inc. Mr. Jackman is also a director of PCTEL, Inc. and Opentext Incorporated.

James W. McGinley	48	Mr. McGinley has served as a director of Stratos since April 2000. Mr. McGinley has been President and Chief Executive Officer of Stratos since Stratos’ inception. Mr. McGinley was President of Methode Electronics, Inc. from August 1998 through June 2000, and has been a director of Methode Electronics since 1993. Mr. McGinley served as President of Methode Electronics’ Optical Interconnect Products Division from January 1995 through July 1998.

Directors Whose Terms Expire in 2004

	Age	Principal Occupation

Michael P. Galvin	51	Mr. Galvin has served as a director of Stratos since June 2000. Mr. Galvin is a member of the Stratos compensation committee. Mr. Galvin has been President of Galvin Enterprises, Inc. since 1992. Galvin Enterprises manages a venture capital portfolio of investments. From 1989 to 1992, Mr. Galvin served as Assistant Secretary of Commerce for Export Administration under the Bush Administration. From 1978 to 1989, Mr. Galvin was an attorney at the law firm of Winston & Strawn, where he was elected a corporate finance transactions partner.

	Age	Principal Occupation

Charles Daniel Nelsen	40	Mr. Nelsen has served as a director of Stratos since June 2000. Mr. Nelsen is a member of the Stratos audit committee. Mr. Nelsen has been Director of Global Supply Chain Strategy for Motorola Inc.’s Global Telecom Solutions Sector – GTSS since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. From 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting.

Director Whose Term Expires in 2005

	Age	Principal Occupation

Edward J. O’Connell	51	Mr. O’Connell has served as a director of Stratos since June 2000. Mr. O’Connell is a member of the Stratos compensation committee and audit committee. Mr. O’Connell has been Chief Financial Officer of Gardner, Carton & Douglas, a provider of professional legal services, since 2000. From 1999 to 2000, Mr. O’Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O’Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of ebix.com, a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O’Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services.

Board Meetings and Committees

     During Stratos’ 2003 fiscal year, the Stratos board of directors held ten meetings. During that period, the Stratos audit committee held seven meetings and the Stratos compensation committee held six meetings. Attendance at board and committee meetings was at least 75% for each director. Stratos does not have a standing nominating committee.

     The members of the audit committee are Messrs. Jackman, Nelsen and O’Connell. The audit committee recommends the appointment of Stratos’ independent auditors, reviews Stratos’ internal accounting procedures and financial statements and consults with and reviews the services provided by Stratos’ independent auditors, including the results and scope of their audit. The Stratos board of directors and the audit committee believe the composition of the audit committee satisfies the standards of the National Association of Securities Dealers (“NASD”), including the requirement that the members of the audit committee be “independent” within the meaning of the NASD’s listing standards. The audit committee has adopted a written charter.

     The members of the compensation committee are Messrs. Galvin, Jackman and O’Connell. The compensation committee reviews and recommends to the Stratos board of directors the compensation and benefits of all Stratos executive officers and establishes and reviews general policies relating to compensation and employee benefits. For additional information about the compensation committee, see “Report of the Compensation Committee on Executive Compensation” below.

Compensation of Directors

     Non-employee directors receive an annual retainer of $18,000, plus an attendance fee of $1,000 for each meeting of the Stratos board of directors at which they are present. Committee chairs receive an additional annual retainer of $3,000 and committee members receive an additional $500 for each committee meeting attended. Stratos also reimburses directors for their reasonable expenses incurred in attending meetings. Non-employee directors are also eligible to receive stock options. However, the non-employee directors have not been granted stock options since 2001. Directors who are employees of Stratos do not receive any compensation for their services as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Stratos executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed.

     Based solely on a review of forms furnished to Stratos and written representations from Stratos executive officers and directors, Stratos believes that its executive officers and directors complied with all applicable filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth compensation information for Stratos’ chief executive officer and three other executive officers (the “Named Officers”).

		Annual Compensation		Long Term Compensation

				Awards			Payouts

				Restricted
				Stock	Securities
					Underlying
					Options
				Awards(2)			LTIP	All Other
	Fiscal	Salary					Payouts	Compensation
Name and Position	Year	($)(1)	Bonus ($)				($)(4)	($)(5)

James W. McGinley	2003	223,575	—	18,000	160,000	(3)	367,392	5,100
President and Chief	2002	218,400	—	—	69,765		258,362	5,100
Executive Officer	2001	215,775	301,988	—	172,944		76,612	5,100

David A. Slack	2003	152,404	—	10,000	20,395	(3)	77,645	4,491
Executive Vice President,	2002	137,550	30,000	—	5,909		55,145	5,100
Finance and Chief	2001	137,544	110,291	—	12,487		—	5,100
Financial Officer

Richard C.E. Durrant	2003	156,995	23,661	10,000	12,289	(3)	—	—
Executive Vice President, Passive Subsystems *

Robert M. Scharf	2003	150,257	—	10,000	11,441	(3)	—	3,633
Executive Vice President, Active Subsystems *

* Elected as an executive officer in September 2002.

(1)  Includes a cash car allowance of $4,950 in 2003 and $3,900 for each of 2002 and 2001 for Mr. McGinley, $4,000 each for Messrs. Slack and Scharf in 2003 and $6,760 for Mr. Durrant in 2003.

(2)  These shares of restricted stock were awarded pursuant to the Stratos 2000 Stock Plan. Of the 18,000 shares of restricted stock granted to Mr. McGinley, 15,000 shares vest on September 20, 2004 and 3,000 shares vest on December 13, 2004. The restricted stock awards to Messrs. Slack, Durrant and Scharf vest on September 20, 2004.

(3)  These stock options were issued pursuant to the Stratos option exchange program. See “– Option Grants in Fiscal Year 2003” and
“– Option Exchange Program” below for additional details.

(4)  All LTIP payments in 2003 and a portion of the LTIP payouts in 2002 represent amounts paid pursuant to the Stratos Longevity Contingent Bonus Plan. The Stratos Longevity Contingent Bonus Plan is designed to reward continued service to Stratos. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited. A portion of the LTIP payouts in 2002 and all LTIP payouts in 2001 represent amounts paid pursuant to the Methode Electronics, Inc. Longevity Contingent Bonus Program. Stratos assumed the obligation to make these payments in connection with its separation from Methode Electronics in May 2000.

(5)  Represents amounts contributed by Stratos on behalf of the Named Officer to the Stratos 401(k) Savings Plan.

Option Grants in Fiscal Year 2003

     The following table sets forth information on grants of options to purchase Stratos common stock during the 2003 fiscal year to the Named Officers.

						Grant Date
	Individual Grants in Fiscal Year 2003					Value

			% of Total
	Number of		Options
	Securities		Granted to	Exercise		Grant Date
	Underlying Options		Employees In Fiscal	Price	Expiration	Present
Name	Granted (#)		Year (1)	($/Sh)(2)	Date	Value ($)(3)

James W. McGinley	160,000	(4)	28.7%	2.63	2/7/13	395,200
David A. Slack	20,395	(4)	3.7%	2.63	2/7/13	50,376
Richard C.E. Durrant	12,289	(4)	2.2%	2.63	2/7/13	30,354
Robert M. Scharf	11,441	(4)	2.1%	2.63	2/7/13	28,259

(1) Based on 557,905 options granted to all employees.

(2)  The closing price for Stratos common stock on the date of grant.

(3)  The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model include the following: an option term of 7 years; interest rate of 5.0%, representing the interest rates on U.S. Treasury securities on the date of grant with maturity dates corresponding to the vesting of the options; and volatility of 124.8%. There have been no reductions to reflect the probability of forfeiture due to termination prior to vesting, or to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date. The ultimate values of the options will depend on the future market price of Stratos common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Stratos common stock over the exercise price on the date the option is exercised.

(4)  These non-qualified stock options were issued pursuant to the Stratos option exchange program. Each of these options was vested and exercisable on the grant date as to 1/4th of the shares. As to the remaining shares, 1/6th of these shares vest each three-month period after the grant date, so that it will be fully vested and exercisable within 18 months. On death, disability or retirement under specified conditions, these options become fully vested. See “– Option Exchange Program” below for additional details.

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal Year-End Option Values

     The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options during the fiscal year ended April 30, 2003 and the number and value of securities underlying unexercised options held by the Named Officers at April 30, 2003.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at 4/30/03		4/30/03($)(1)
	on	Value
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James W. McGinley	0	0	52,500	147,500	69,200	207,600
David A. Slack	0	0	5,099	15,296	8,821	26,462
Richard C.E. Durrant	0	0	3,072	9,217	5,315	15,945
Robert M. Scharf	0	0	2,860	8,581	4,948	14,845

(1) Based upon a closing sale price per share of Stratos common stock of $4.36 on April 30, 2003.

Option Exchange Program

     In July 2002, Stratos implemented a voluntary stock option exchange program to address the increasing inability of existing options to serve as a meaningful incentive for employees. Under the program, other than James W. McGinley, the Stratos CEO, each employee who held outstanding options to purchase shares of Stratos common stock was given the opportunity to exchange those options for a new option for the same number of shares that would be granted at least six months and one day after the completion of the option exchange program. Mr. McGinley was able to exchange only a portion of his eligible options due to limitations included in the Stratos 2000 Stock Plan.

     On August 5, 2002, Stratos accepted for exchange and cancellation options to purchase an aggregate of 617,515 shares of Stratos common stock. On February 7, 2003, Stratos granted new options to purchase an aggregate of 545,993 shares of Stratos common stock to replace the options that had been tendered and cancelled under the option exchange program. The exercise price per share for the new options was $2.63, the last reported trading price of the Stratos common stock on the grant date.

     Each new option granted under the option exchange program was vested and exercisable on the new grant date as to 1/4th of the shares subject to the new option. Each new option granted in exchange for a new hire grant made on or after January 1, 2002 vests as to 1/14th of the remaining shares subject to the new option each three-month period after the new grant date so that it will be fully vested and exercisable within 42 months. All other new options shall vest as to 1/6th of the remaining shares subject to the new option each three-month period after the new grant date, so that they will be fully vested and exercisable within 18 months.

     In connection with the option exchange program and due to certain limitations in the 2000 Stock Plan, Mr. McGinley agreed voluntarily to cancel options to purchase 42,708 shares of Stratos common stock on June 30, 2002.

     The table below provides certain information concerning our Named Officers who tendered eligible options in the option exchange program and the options that were cancelled pursuant to that program. Except for this option exchange program, Stratos has not implemented any other option repricing or option cancellation/regrant programs.

TEN YEAR OPTION REPRICINGS

		Number of	Market Price of			Length of
		Securities	Stratos			Original
		Underlying	Common Stock	Exercise Price		Option Term
		Options at time	at Time of	at Time of	Exercise Price	Remaining at
	Date of	of Cancellation	Cancellation	Cancellation	of Replacement	Date of
Name	Cancellation	(#)	($)	($)[1]	Options ($)	Cancellation

James W. McGinley	8/5/02	154,000	7.60	210.00	2.63	7.8 years
President and Chief	8/5/02	6,000	7.60	106.90	2.63	8.6 years
Executive Officer
David A. Slack	8/5/02	10,000	7.60	210.00	2.63	7.8 years
Executive Vice President and	8/5/02	2,486	7.60	106.90	2.63	8.6 years
Chief Financial Officer	8/5/02	5,909	7.60	52.00	2.63	9.4 years
	8/5/02	2,000	7.60	17.00	2.63	9.9 years
Richard C.E. Durrant	8/5/02	3,200	7.60	210.00	2.63	7.8 years
Executive Vice President,	8/5/02	1,604	7.60	106.90	2.63	8.6 years
Passive Subsystems	8/5/02	199	7.60	163.60	2.63	8.7 years
	8/5/02	2,286	7.60	52.00	2.63	9.4 years
	8/5/02	5,000	7.60	17.00	2.63	9.9 years
Robert M. Scharf	8/5/02	5,000	7.60	210.00	2.63	7.8 years
Executive Vice President,	8/5/02	1,884	7.60	106.90	2.63	8.6 years
Active Subsystems	8/5/02	4,557	7.60	52.00	2.63	9.4 years

[1] Pursuant to the terms of the option exchange program, all options granted within six months of the offer date had to be cancelled and exchanged for new options.

Long-Term Incentive Plan Awards Table

     Stratos did not make any long-term incentive plan awards to the Named Officers under the Stratos Longevity Contingent Bonus Plan during the 2003 fiscal year.

Equity Compensation Plans

     The following table sets forth, for each Stratos equity compensation plan, the number of outstanding options and the number of shares remaining available for issuance as of the end of the 2003 fiscal year.

			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted-Average	Plans (excluding
	be Issued Upon Exercise	Exercise Price of	securities reflected in
Plan Category	of Outstanding Options	Outstanding Options	first column)

Equity compensation plans approved by security holders (1)	660,585	$13.81	239,415
Equity compensation plans not approved by security holders (2)	74,639	$4.69	40,361
Total	735,224	$12.88	279,776

(1) Stratos’ only equity compensation plan approved by security holders is the Stratos 2000 Stock Plan. The 2000 Stock Plan permits Stratos to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of Stratos and its subsidiaries. The maximum number of shares for which awards may be issued under the 2000 Stock Plan is 900,000 shares, and the number of shares for which restricted stock awards may be issued under the 2000 Stock Plan may not exceed 187,500 shares.

(2)  Stratos’ only equity compensation plan not approved by the security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies. The 2002 Stock Plan permits awards of stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of Stratos and its subsidiaries. The maximum number of shares for which awards may be issued under the 2002 Stock Plan is 115,000 shares, and the number of shares for which restricted stock awards may be issued under the 2002 Stock Plan may not exceed 10,000 shares.

Employment, Severance and Change of Control Arrangements

     2000 Stock Plan and 2002 Stock Plan. Both the 2000 Stock Plan and the 2002 Stock Plan provide that if in the year following a change of control a participant is terminated without cause or resigns for reasons relating to relocation or decreased responsibilities or compensation, all stock options would vest. In the event of an extraordinary transaction such as a merger, the committee of the Stratos board of directors administering the 2000 Stock Plan and the 2002 Stock Plan could provide a cash payment or substitute award to be delivered to participants in exchange for their outstanding options.

     Under both the 2000 Stock Plan and the 2002 Stock Plan, a “change of control” shall be deemed to have occurred if (1) any person (other than any subsidiary or any employee benefit plan of Stratos) is or becomes a beneficial owner, directly or indirectly, of Stratos shares representing 25% or more of the total voting power of Stratos’ then outstanding stock; (2) a tender offer is made for the Stratos shares; or (3) individuals who were the Stratos board’s nominees for election as directors immediately prior to a meeting of the Stratos shareholders involving a contest for the election of directors shall not constitute a majority of the Stratos board following the election.

     The closing of the proposed merger with Sterling Holding Company (“Sterling”) will constitute a change of control for purposes of the 2000 Stock Plan and the 2002 Stock Plan.

     Stratos Severance Plan. The Stratos Severance Plan provides for certain severance benefits to be paid to an eligible employee (generally salaried employees excluding executive officers) if, within 24 months following a change of control (as defined below), the eligible employee’s employment is terminated (1) involuntarily by Stratos other than for cause, death or disability or (2) voluntarily by the eligible employee for good reason. Severance benefits under the Stratos Severance Plan vary depending on whether the eligible employee is classified as a Class I Eligible Employee (vice presidents and general managers compensated on a salaried basis), Class II Eligible Employee (managers compensated on a salaried basis), or Class III Eligible Employee (all other salaried employees). The Stratos Severance Plan excludes from its participation James W. McGinley, David A. Slack, Robert M. Scharf and Richard C. E. Durrant, the four executives with Management Retention Agreements described below.

     The Severance Plan defines several events any one of which will constitute a “change of control.” One event that constitutes a “change of control” is any merger or consolidation with Stratos unless after the merger or consolidation the holders of Stratos’ voting stock immediately before the merger or consolidation own a specified percentage of the voting securities of the surviving entity or its parent immediately after such merger or consolidation.

     In July 2003, the portion of the definition of “change of control” regarding mergers and consolidations was amended to increase from 50% to 60% the amount of voting securities of the surviving entity or its parent that must be retained by the holders of Stratos’ voting stock to avoid the merger or consolidation being a change of control. As a result of this amendment, the closing of the merger with Sterling will constitute a change of control for purposes of the Stratos Severance Plan. In addition, the Stratos Severance Plan was amended to clarify that an eligible employee will not be eligible for any severance benefits under the Stratos Severance Plan with respect to a change of control unless he or she was an employee of Stratos immediately prior to the change of control.

     Stratos Management Retention Agreements. In October 2002, Stratos entered into Management Retention Agreements with each of James W. McGinley, David A. Slack, Robert M. Scharf and Richard C. E. Durrant. Each Management Retention Agreement provides certain severance benefits if, within 36 months following a “change of control,” the executive’s employment with Stratos is terminated (1) involuntarily by Stratos other than for cause, death or disability, or (2) voluntarily by the executive for good reason.

     Similar to the Severance Plan, each Management Retention Agreement defines several events any one of which will constitute a “change of control.” One event constituting a “change of control” is any merger or consolidation with Stratos unless after the merger or consolidation the holders of Stratos’ voting stock immediately before the merger or consolidation own a specified percentage of the voting securities of the surviving entity or its parent immediately after such merger or consolidation. In July 2003, each Management Retention Agreement was amended to increase from 50% to 60% the amount of voting securities of the surviving entity or its parent that must be retained by the holders of Stratos’ voting stock to avoid a merger or consolidation being a change of control. As a result of this amendment, the merger with Sterling will constitute a change of control under the Management Retention Agreements.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Stratos compensation committee during the 2003 fiscal year was composed of Messrs. Galvin, Jackman and O’Connell. No interlocking relationships exist between any member of the Stratos compensation committee and any member of any other company’s board of directors or compensation committee.

Report of the Compensation Committee on Executive Compensation

     Stratos’ executive compensation program is administered by the compensation committee of the Stratos board of directors. The compensation committee is composed of three non-employee directors, Messrs. Galvin, Jackman and O’Connell. The compensation committee has furnished the following report on executive compensation for the 2003 fiscal year.

Compensation Philosophy

     The Stratos compensation program is designed to attract, retain, inspire and reward executive officers who contribute to the company’s overall success. The compensation program also seeks to motivate executives to achieve Stratos’ goals and to align the interests of management with the long-term interests of Stratos’ shareholders.

Compensation Components

     The compensation package for executive officers consists of base salary, bonuses, long-term incentives and participation in benefit plans generally available to other employees. In setting total compensation, the compensation committee considers individual and company performance, as well as market information regarding compensation paid by other companies in the industry in which Stratos operates.

     Base Salary. Stratos’ executive officers’ base salaries are determined based on individual and company performance and salaries for comparable positions in the industry in which Stratos operates. Salaries are reviewed annually by the compensation committee.

     Quarterly Bonuses. Historically, a significant portion of each executive officer’s potential annual compensation is a performance-based quarterly bonus. The compensation committee, in consultation with James W. McGinley as Chief Executive Officer, determines whether bonuses should be awarded to Stratos’ executive vice presidents, and if so, the amount of any such bonus. Based on Stratos’ financial performance for the 2003 fiscal year and individual performance objectives, neither Mr. Slack nor Mr. Scharf was awarded a bonus for the 2003 fiscal year. Mr. Durrant was awarded a bonus based on the Passive Subsystems division achieving certain performance objectives. Stratos’ Chief Executive Officer’s bonus is determined by the compensation committee, without participation by him. Based on Stratos’ financial performance and individual performance objectives, Mr. McGinley was not awarded a bonus for the 2003 or the 2002 fiscal year.

     Stock Option Grants and Option Exchange Program. The Stratos stock option program is designed to encourage equity ownership by Stratos executives and other key employees. In July 2002, Stratos implemented a voluntary stock option exchange program to address the increasing inability of existing options to serve as a meaningful incentive for employees. Under the program, other than James W. McGinley, the Stratos CEO, each employee who held outstanding options to purchase shares of Stratos common stock was given the opportunity to exchange those options for a new option for the same number of shares that would be granted at least six months and one day after the completion of the option exchange program. Mr. McGinley was only able exchange a portion of his eligible options due to limitations included in the Stratos 2000 Stock Plan.

     On August 5, 2002 Stratos accepted for exchange and cancellation options to purchase an aggregate of 617,515 shares of Stratos common stock. On February 7, 2003, Stratos granted new options to purchase an aggregate of 617,515 shares of Stratos common stock to replace the eligible options that had been tendered and cancelled under the program. The exercise price per share for the new options was $2.63, the last reported trading price of the Stratos common stock on the grant date.

     Each new option granted under the option exchange program was vested and exercisable on the new grant date as to 1/4th of the shares subject to the new option. Each new option granted in exchange for a new hire grant made on or after January 1, 2002 vests as to 1/14th of the remaining shares subject to the new option each three-month period after the new grant date so that it will be fully vested and exercisable within 42 months. All other new options, including those granted to the Named Officers, shall vest as to 1/6th of the remaining shares subject to the new option each three-month period after the new grant date, so that it will be fully vested and exercisable within 18 months.

     In connection with the option exchange program and due to certain limitations in the 2000 Stock Plan, Mr. McGinley agreed voluntarily to cancel options to purchase 42,708 shares of Stratos common stock on June 30, 2002. Pursuant to the option exchange program, Mr. McGinley surrendered options to purchase 160,000 shares of Stratos common stock and was granted an option for 160,000 shares of Stratos common stock. See “– Option Exchange Program” above for additional details regarding these options.

     The only options granted to the Named Officers in the 2003 fiscal year were in connection with the Stratos option exchange program.

     Restricted Stock. Grants of restricted stock are designed to encourage the creation of long-term value for Stratos shareholders and equity ownership by Stratos executives and other key employees. During the 2003 fiscal year, Stratos made grants of restricted stock to the Named Officers. Grants were based upon each executive’s position, responsibilities and historical and expected future contributions to Stratos. The shares of restricted stock vest two years after the grant date.

     Longevity Contingent Bonus Plan. The Stratos Longevity Contingent Bonus Plan is designed to reward continued service to Stratos. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited. Since Mr. Durrant was the only Named Officer to receive a bonus for the 2003 fiscal year, he is the only Named Officer eligible to receive matching bonuses under this plan with respect to the 2003 fiscal year.

Compensation for Chief Executive Officer

     James W. McGinley has served as Stratos’ President and Chief Executive Officer since April 2000. The compensation committee used the executive compensation practices described above to determine Mr. McGinley’s compensation for the 2003 fiscal year. The compensation committee considered Mr. McGinley’s leadership in developing Stratos’ strategic, operational and business goals. Mr. McGinley’s total compensation reflects both competitive considerations and Stratos common stock performance.

     As part of the review process, the compensation committee examined the compensation packages of chief executive officers of other high technology companies. The compensation committee also reviewed Stratos’ financial and business results compared to its competitors and compared to Stratos’ performance in prior periods.

COMPENSATION COMMITTEE Michael P. Galvin Brian J. Jackman Edward J. O’Connell

Comparison of Shareholder Return

     The graph below sets forth Stratos’ cumulative total shareholder returns as compared with the Nasdaq Stock Market (U.S. companies), Nasdaq Electronic Components Stocks (SIC Codes 3670-3679), a peer group used by Stratos for the performance graph for the prior proxy statement (the “Old Peer Group”) and a new peer group selected in good faith by Stratos (the “New Peer Group”). Stratos chose to replace the Old Peer Group with the New Peer Group because Stratos feels that the New Peer Group more closely reflects its competitors in its business of manufacturing optical subsystems and components. In addition to Stratos, the Old Peer Group includes the following companies: 3Com Corporation, Altera Corp., Anadigics, Inc., Avanex Corporation, Bookham Technology, plc, Cisco Systems, Inc., Emcore Corporation, Finisar Corporation, Foundry Networks, Inc., Innovex, Inc., LSI Logic Corporation, Marvell Technology Group Ltd., Molex, Inc., New Focus, Inc., Oplink Communications, Inc., Optical Communication Products, Inc., QLogic Corporation, and Vitesse Semiconductor Corp. In addition to Stratos, the New Peer Group includes the following companies: Alliance Fiber Optic Products, Inc., Avanex Corporation, Bookham Technology, plc., Finisar Corporation, New Focus, Inc., Oplink Communications, Inc., and Optical Communication Products, Inc.

     The graph covers the period from June 27, 2000, the date Stratos common stock started trading, through April 30, 2003, and assumes that $100 was invested on June 27, 2000, and any dividends were reinvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Five Percent Beneficial Owners

     The following table sets forth all persons known to Stratos to be the beneficial owner of more than five percent of the outstanding shares of Stratos common stock as of July 22, 2003.

	Number of Shares and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class

State of Wisconsin Investment Board (1) P.O. Box 7842 Madison, Wisconsin 53707	1,059,999	14.4%
Amaranth L.L.C. (2) One American Lane Greenwich, Connecticut 06831	728,556	9.9%
Private Capital Management, L.P. (3) 8889 Pelican Bay Boulevard Naples, Florida 34108	567,371	7.7%

(1) Based solely on a Schedule 13G filed with the SEC on February 13, 2003. The State of Wisconsin Investment Board, in its capacity as a public pension fund, has sole voting and dispositive power with respect to the 1,059,999 shares of Stratos common stock.

(2)  Based solely on a Schedule 13G filed with the SEC on July 8, 2003. Amaranth L.L.C. (“Amaranth”) shares voting and dispositive power of the 728,556 shares of Stratos common stock. Nicholas M. Maounis is the controlling person of Amaranth Advisors L.L.C., the managing member of Amaranth, and is therefore deemed to share beneficial ownership of the shares of Stratos common stock beneficially owned by Amaranth by virtue of his power to direct the vote and/or direct the disposition of the shares of Stratos common stock owned by Amaranth.

(3)  Based solely on Amendment No. 2 to a Schedule 13G filed with the SEC on February 14, 2003. According to the Amendment, Private Capital Management is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Bruce S. Sherman, as Chief Executive Officer, and Gregg J. Powers, as President, exercise shared voting and dispositive power with respect to the shares of Stratos common stock held by Private Capital Management’s clients and managed by it. Messrs. Sherman and Powers disclaim beneficial ownership of the 567,371 shares held by Private Capital Management’s clients and disclaim the existence of a group. Mr. Sherman has sole voting and dispositive power with respect to an additional 30,420 shares of Stratos common stock and shared voting and dispositive power with respect to an additional 2,000 shares of Stratos common stock.

Ownership of Stratos Common Stock by Stratos Directors and Executive Officers

     The following table sets forth the number of shares of Stratos common stock beneficially owned as of August 15, 2003 by each of Stratos’ directors and executive officers, and by all directors and executive officers as a group. Except as otherwise noted, the individual director or executive officer or his or her family members had sole voting and investment power with respect to such securities.

	Number of Shares and
	Nature of Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class

Richard C.E. Durrant	16,144	(1)	*
Michael P. Galvin	4,031	(2)	*
Brian J. Jackman	3,031	(3)	*
James W. McGinley	280,610	(4)	3.8%
Charles Daniel Nelsen	2,916	(5)	*
Edward J. O’Connell	2,611	(6)	*
Robert M. Scharf	15,720	(7)	*
David A. Slack	23,118	(8)	*
All Directors and Executive Officers as a Group (8 individuals)	348,201	(9)	4.7%

* Percentage represents less than 1% of the total shares of Stratos common stock outstanding as of August 15, 2003.

(1)  Includes 6,144 shares subject to options exercisable within sixty days and 10,000 shares of restricted stock.

(2)  Includes 1,500 shares held by the Michael P. Galvin 1994 Trust and 2,531 shares subject to options exercisable within sixty days.

(3)  Includes 2,531 shares subject to options exercisable within sixty days.

(4)  Includes 1,854 shares held in the Stratos 401(k) Savings Plan, 121 shares held by his wife, 1,511 shares held as co-trustee under The Jane R. McGinley Trust dated 9/18/01, 154,474 shares held as special fiduciary and beneficiary under The William J. McGinley Trust No. 2, 100,000 shares subject to options exercisable within sixty days and 18,000 shares of restricted stock.

(5)  Includes 385 shares held in an individual retirement account and 2,531 shares subject to options exercisable within sixty days.

(6)  Includes 50 shares held jointly with his wife, 30 shares held in an individual retirement account and 2,531 shares subject to options exercisable within sixty days.

(7)  Includes 5,720 shares subject to options exercisable within sixty days and 10,000 shares of restricted stock.

(8)  Includes 2,326 shares held in an individual retirement account, 495 shares held jointly with his wife, 100 shares held by his wife, 10,197 shares subject to options exercisable within sixty days and 10,000 shares of restricted stock.

(9)  Includes 132,185 shares subject to options exercisable within sixty days, 4,595 shares held in retirement plans, 1,500 shares held in trust, 545 shares held jointly, 221 shares held by a spouse and 48,000 shares of restricted stock.

     Information regarding equity compensation plans is included in Item 5 above.

Item 13. Certain Relationships and Related Transactions

     None.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2003

STRATOS LIGHTWAVE, INC.

	By:	/s/ James W. McGinley James W. McGinley President and Chief Executive Officer