Form 10-Q
period 2003-07-31
STRATOS LIGHTWAVE INC
filed 2003-09-15
CIK 1111721

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2003, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________

Commission file number 0-30869

STRATOS LIGHTWAVE, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4360035 (I.R.S. Employer Identification No.)

7444 West Wilson Avenue
Chicago, Illinois 60706
(708) 867-9600
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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
         Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

         Yes  ☒  No  ☐

As of September 12, 2003, there were 7,368,261 shares of the Registrant’s common stock outstanding.

STRATOS LIGHTWAVE, INC.

-i-

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements.

STRATOS LIGHTWAVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	July 31,
	2003	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,649	$32,630
Short-term investments	17,879	28,581
Accounts receivable, less allowance	7,701	5,396
Inventories:
Finished products	864	1,109
Work in process	797	285
Materials	6,133	6,158

	7,794	7,552
Recoverable income taxes	2,391	2,391
Prepaid expenses	2,083	2,148

Total current assets	81,497	78,698
Other assets:
Deferred income taxes	6,437	6,437
Assets held for sale	3,484	408
Other	6,942	6,833

	16,863	13,678
Property, plant and equipment	93,667	95,157
Less allowances for depreciation	67,415	68,928

	26,252	26,229

Total assets	$124,612	$118,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063	$6,561
Other current liabilities	5,006	5,979
Current portion of long-term debt	6,331	3,429

Total current liabilities	16,400	15,969
Long-term debt, less current portion	298	2,295
Deferred income taxes	6,519	6,528
Minority interest	350	280
Stockholders’ equity:
Preferred stock	—	—
Common stock	74	74
Additional paid-in capital	284,254	284,311
Accumulated deficit	(183,406)	(190,673)
Foreign currency translation adjustment	154	69
Cost of common stock in treasury	(31)	(248)

Total stockholders’ equity	101,045	93,533

Total liabilities and stockholders’ equity	$124,612	$118,605

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,

	2002	2003

Revenue:
Net sales	$10,722	$6,571
License fees and royalties	207	506

Total	10,929	7,077
Costs and expenses:
Costs of sales	10,757	7,478
Research and development	6,745	2,890
Sales and marketing	2,220	1,519
General and administrative	3,437	2,698

Total costs and expenses	23,159	14,585

Loss from operations	(12,230)	(7,508)
Investment income	375	240

Loss before income taxes	(11,855)	(7,268)
Provision for income taxes	—	—

Loss before cumulative effect of a change in accounting principle	(11,855)	(7,268)
Cumulative effect of a change in accounting principle	(16,982)	—

Net loss	$(28,837)	$(7,268)

Net loss per share, basic and diluted:
Before cumulative effect of a change in accounting principle	$(1.63)	$(0.99)
Cumulative effect of a change in accounting principle	(2.33)	—

Net loss	$(3.96)	$(0.99)

Weighted average number of common shares outstanding:
Basic	7,278	7,364

Diluted	7,278	7,364

Net loss per share for three months ended July 31, 2002 has been restated to reflect a 1 for 10 reverse stock split effected on October 21, 2002.

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended July 31,

	2002	2003

Operating activities:
Net loss	$(11,855)	$(7,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	3,339	1,354
Gain on sale of assets held for sale	—	(1,304)
Change in operating assets and liabilities	(1,227)	4,755

Net cash used in operating activities	(9,743)	(2,463)
Investing activities:
Purchases of property, plant and equipment	(1,041)	(1,330)
Purchases of short-term investments	(5,000)	(14,631)
Sales of short-term investments	7,700	3,929
Sale of assets held for sale	336	4,381
Acquisitions	(142)	—

Net cash (used in) provided by investing activities	1,853	(7,651)
Financing activities:
Repayment of borrowings	(3,625)	(905)

Net cash used in financing activities	(3,625)	(905)

Net decrease in cash and cash equivalents	(11,515)	(11,019)
Cash and cash equivalents at beginning of period	61,020	43,649

Cash and cash equivalents at end of period	$49,505	$32,630

See notes to condensed consolidated financial statements.

STRATOS LIGHTWAVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $28,772,000 and $7,353,000 for the first quarters of fiscal 2003 and 2004.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company’s current restructuring plan, initiated in fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of approximately $1.0 million in the first quarter of fiscal 2003 when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $706,000 of the $1.0 million charge would have been recognized as incurred and not accrued at July 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transaction and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company adopted these disclosure requirements beginning in fiscal 2003. See Note 9 for the disclosure required by SFAS 148.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective for the Company during its third quarter 2003. The Company has no variable interest entities.

2. Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill amortization expense in fiscal year 2003 was $848,000. The following table discloses pro forma results for net income and earnings per share as if the non-amortization of goodwill provisions of SFAS No. 142 were adopted at the beginning of fiscal year 2002.

	Three Months Ended
	July 31

(in thousands, except per share amounts)	2002	2003

Reported net loss	$(28,837)	$(7,268)
Add back: Goodwill amortization	215	—

Adjusted net loss	$(28,622)	$(7,268)

Reported basic and diluted loss per share	$(3.96)	$(0.99)
Add back: Goodwill amortization per share	.03	—

Adjusted basic and diluted loss per share	$(3.93)	$(0.99)

Financial Accounting Standards No. 141, Business Combinations

     In accordance with the provisions of SFAS No. 141, $1,367,000 and $8,566,000 of the purchase price for the Tsunami and Paracer acquisitions, respectively, in fiscal year 2002 previously allocated to goodwill in our preliminary purchase price allocation has been reallocated based upon independent appraisals, to other intangible assets which are being amortized over their estimated useful lives.

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

Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

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

     During the second quarter of fiscal 2003, the Company performed its transitional goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that an impairment existed within the active optical subsystems reporting unit since the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to the second step of the test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company did not obtain independent valuations of unrecognized intangible assets as well as fixed assets since the unit’s fair value indicated full impairment of its goodwill.

     Significant negative industry and economic trends affecting the Company’s current and future operations, and therefore future cash flows, contributed to the transitional impairment test resulting in an impairment of goodwill related to the active optical subsystems reporting unit of approximately $17.0 million. This one time non-cash charge is nonoperational in nature and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for the three months ended July 31, 2002. Going forward any additional impairment of goodwill will be recorded in the period the goodwill is determined to be impaired.

3. Restructuring Charges

     The Company recorded restructuring charges of approximately $1.0 million relating to employee costs in the first quarter of fiscal 2003.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

	Balance	2004	Utilized through	Balance
	April 30, 2003	Charges	July 31, 2003	July 31, 2003

Employee costs	$400,000	—	$77,000	$323,000

     The Company terminated 63 employees in the three months ended July 31, 2002 for the restructuring of its operations, including both production and administrative personnel.

4. Income Taxes

     During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, valuation reserves of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscals 2002 and 2003. We have continued to experience similar reductions in business levels during the three months ended July 31, 2003, and an additional valuation reserve of $2.7 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal 2004.

     We have net operating loss carry forwards of approximately $121.2 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

5. Long-Term Debt

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At July 31, 2003, information relating to these notes and financing arrangements is as follows:

	Information Technology
			Equipment
	Note 1	Note 2	Financing	Total

Current portion	$1,783,000	$1,176,000	$470,000	$3,429,000
Long-term	2,295,000	—	—	2,295,000

	$4,078,000	$1,176,000	$470,000	$5,724,000

Interest rate	5.50%	3.52%	13.72%
Payment terms	Monthly	Quarterly	Monthly
Maturity	2006	2004	2005

6. Loss Per Share

	Three Months Ended July 31,

	2002	2003

Numerator — net loss	$(28,837)	$(7,268)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares outstanding	7,278	7,364

Basic and diluted loss per share	$(3.96)	$(0.99)

The net loss per share for the three months ended July 31, 2002 is restated to reflect the reverse stock split effective October 21, 2002.

7. Sale of a Business

     Effective May 23, 2003, the Company sold the assets and business of its wholly-owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1,200,000 which is reflected as a reduction of general and administrative expenses in the statement of operations for the three months ended July 31, 2003.

8. Merger

     Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. Under the terms of the agreement, Sterling will become a wholly-owned subsidiary of the Company. Sterling shareholders will receive approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The transaction is expected to close in the Company’s third fiscal quarter of 2004 and the parties intend to take the position that the transaction will qualify as a tax-free reorganization. The transaction is subject to approval by both the Company’s and Sterling’s shareholders and other customary conditions. In connection with the transaction, the Company will expand its Board of Directors to nine members. The new board will be comprised of four members of the Company’s current Board, four members from Sterling’s Board, and an additional director chosen by Sterling.

9. Stock-Based Compensation

     In the first quarter of fiscal year 2004, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All stock options granted by the Company are granted at market price and thus no compensation expense is recorded in the Company’s results of operations. Under FASB No. 148, the Company is required to report quarterly pro forma net loss and loss per share as if the Company had accounted for its stock options plans under the fair value method. The following table shows the

Company’s pro forma net loss and loss per share as if the Company had recorded the fair value of stock options as compensation expense.

	Three Months Ended

(Dollars in thousands, except per share amounts)	2002	2003

Reported net loss	$(28,837)	$(7,268)
Stock-based compensation net of tax	(5,144)	(597)
Pro forma net loss	(33,981)	(7,865)
Reported basic and diluted net loss per share	(3.96)	(0.99)
Pro forma basic and diluted net loss per share	(4.67)	(1.07)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. Under the terms of the agreement, Sterling will become a wholly-owned subsidiary of the Company. Sterling shareholders will receive approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The transaction is expected to close in the Company’s third fiscal quarter of 2004 and the parties intend to take the position that the transaction will qualify as a tax-free reorganization. The transaction is subject to approval by both the Company’s and Sterling’s shareholders and other customary conditions. In connection with the transaction, the Company will expand its Board of Directors to nine members. The new board will be comprised of four members of the Company’s current Board, four members from Sterling’s Board, and an additional director chosen by Sterling.

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

     Impairment of Long-Lived Assets

     We review the carrying value of our long-lived assets if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived asset, impairment is measured by comparing the carrying value of the long-lived asset to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. If an asset is considered held for sale, we adjust the carrying value of the underlying assets to fair value, as determined based on the estimated net realizable proceeds of the assets.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended July 31,

	2002	2003

Revenue:
Net sales	100.00%	100.00%
License fees and royalties	1.93	7.70

Total	101.93	107.70
Costs and expenses:
Cost of sales	100.33	113.80
Research and development	62.90	43.98
Sales and marketing	20.71	23.12
General and administrative	32.06	41.06

Total costs and expenses	216.00	221.96

Loss from operations	(114.07)	(114.26)
Investment income, net	3.50	3.65

Loss before income taxes	(110.57)	(110.61)
Provision for income taxes	—	—

Loss before cumulative effect of a change in accounting principle	(110.57)	(110.61)
Cumulative effect of a change in accounting principle	(158.38)	—

Net loss	(268.95)%	(110.61)%

Three Months Ended July 31, 2003 and 2002

     Net Sales. Net sales decreased to $6.6 million in the three months ended July 31, 2003 from $10.7 million in the three months ended July 31, 2002. Of this $4.1 million decrease, $2.9 million is from a decrease in net sales into the storage end market, $740,000 is from a decrease in net sales into the data networking end market and $660,000 is from a decrease in net sales into the telecom/metro end market. These decreases were offset in part by a $200,000 increase in net sales into the military/governmental end market.

     The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog decreased to $4.7 million as of July 31, 2003 from $5.0 million as of April 30, 2003. These decreases reflect lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.

     License Fees and Royalties. License fees increased to $506,000 in the three months ended July 31, 2003 from $207,000 in the three months ended July 31, 2002. The increase relates to the receipt of higher royalties from three licensees in the first quarter of fiscal 2004. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales decreased to $7.5 million in the three months ended July 31, 2003 from $10.7 million in the three months ended July 31, 2002. Gross profit as a percentage of net sales, or gross margin, decreased to negative (13.8)% in the three months ended July 31, 2003 from negative (.3)% in the three months ended July 31, 2002. Approximately 10.90 percentage points of the 13.50 percentage point decrease was due to the increase in charges for obsolete and slow moving inventory, 3.85 percentage points was due to employee severance pay related to the restructuring of operations and 3.10 percentage points was due to the decline in sales and the decline in the average selling price for our products. These factors were offset by 4.35 percentage points for the sale of approximately $427,000 of inventory previously considered excess and fully reserved.

     Research and Development. Research and development expenses decreased to $2.9 million in the three months ended July 31, 2003 from $6.7 million in the three months ended July 31, 2002. This decrease of $3.8 million was due primarily to a decrease of $1.5 million in personnel costs dedicated to research and development, a decrease of $1.2 million in material and overhead costs related to major product development projects and a decrease of $1.1 million in the cost of research and development facilities.

     Sales and Marketing. Sales and marketing expenses decreased to $1.5 million in the three months ended July 31, 2003 from $2.2 million for the three months ended July 31, 2002. The $700,000 decrease was due to a $400,000 decrease in sales and marketing salaries, fringe benefits, bonuses and commissions, and a decrease of $300,000 in field sales operating costs supporting our sales.

     General and Administrative. General and administrative expenses decreased to $2.7 million in the three months ended July 31, 2003 from $3.4 million in the three months ended July 31, 2002. This $700,000 decrease was due to a reduction of $500,000 of costs for facilities and staff and a decrease of $200,000 in corporate management and legal costs.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 74 days at July 31, 2003 compared to 50 days at April 30, 2003.

     Investment Income, Net. Investment income, net of investment expense, decreased to $240,000 in the three months ended July 31, 2003 from $375,000 million in the three months ended July 31, 2002. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2004 reflects the reduction of excess cash balances as well as lower interest rates throughout the market place during this period.

     Income Taxes. During fiscal 2002, we determined the need for a valuation allowance against the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant reduction in business levels experienced. As a result, valuation reserves of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience similar reductions in business levels during the three months ended July 31, 2003, and an additional valuation reserve of $2.7 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal 2004.

     Cumulative Effect of a Change in Accounting Principle. Effective May 1, 2002, the Company has adopted the provisions of SFAS No. 142, and performed a transitional goodwill impairment test as of that date. As a result, it was determined that the goodwill of our active optical subsystems reporting unit had been impaired and recorded a one-time noncash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations for the three months ended July 31, 2002. See Note 2 to the Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $2.5 million for the three months ended July 31, 2003. The use of cash in operating activities resulted primarily from a net loss offset in part by decreases in accounts receivable and inventories and increases in accounts payable and accrued expenses. Net cash used in operating activities totaled $9.7 million for the three months ended July 31, 2002. The use of cash in operating activities resulted primarily from a net loss and decrease in notes payable, accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

     Net cash used in investing activities was $7.6 million in the three months ended July 31, 2003. Net cash used in investing activities related primarily to the purchase of short-term investments and the purchase of equipment and facilities offset in part by the sales of short-term investments and assets held for sale. Net cash provided by investing activities was $1.9 million in the three months ended July 31, 2002. Net cash provided by investing activities related primarily to the sales of short-term investments and assets held for sale offset in part by the purchase of short-term investments and the purchases of equipment and facilities.

     Net cash used in financing activities was $3.6 million and $900,000 in the three months ended July 31, 2002 and 2003, respectively, and represents repayments on borrowings.

     As of July 31, 2003, our principal source of liquidity was approximately $61.2 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our future net sales and our ability to lower operating expenses. Our only cash commitment is the repayment of long-term debt of approximately $5.7 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Factors That May Affect Our Future Results

Risks Relating to Our Business

We have recently incurred significant net losses, primarily due to the current economic downturn. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.

     The current economic downturn has resulted in reduced capital spending for optical networking products. As a result, many of our customers have significantly reduced, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. We experienced a decrease in net sales of 39% and incurred a net loss of $7.3 million during the three months ended July 31, 2003. We experienced a decrease in net sales of 34% and incurred a net loss of $120.3 million during fiscal 2003. We expect difficult industry conditions to continue for at least the next 6 to 12 months and may continue for a longer period. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

     Our success will depend on our continued ability to develop and manage relationships with significant customers. For the three months ended July 31, 2003, our two largest customers and their respective contract manufacturers accounted for 9.0% of our net sales, with the Procurement Department for the German Ministry of Defense and with Manufacturing Services accounting for 4.8% and 4.2% of our net sales, respectively. For the three months ended July 31, 2002, QLogic and its contract manufacturers accounted for 11% of our net sales. We expect our dependence on sales to a small number of large customers to continue.

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

     A significant portion of our sales are generated from customers located outside the United States, principally in Europe. We also operate manufacturing facilities in China and the United Kingdom. Sales to customers located outside of the United States were approximately 37.6% of our net sales during the three months ended July 31, 2003 and approximately 39.1% of our net sales during the three months ended July 31, 2002. Our international operations are subject to a number of risks and uncertainties, including:

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

     As part of our strategy, we intend to pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

•	use of significant amounts of cash;

•	the incurrence of debt and contingent liabilities;

•	potentially dilutive issuances of equity securities;

•	large one-time write-offs; and

•	amortization expenses related to goodwill and other intangible assets.

•	Acquisitions also involve numerous operational risks, including:

•	difficulties in integrating operations, products, technologies and personnel;

•	unanticipated costs or write-offs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	diversion of capital and other resources from our existing businesses; and

•	potential loss of key employees of purchased organizations.

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

Risks Relating to the Merger with Sterling

We may be unable to successfully integrate the operations of Stratos and Sterling and realize the full cost savings we anticipate.

     The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include:

•	the necessity of coordinating geographically separated organizations, systems and facilities; and

•	integrating personnel with diverse business backgrounds and organizational cultures.

     The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s business and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the merger.

     Among the other factors considered by the Stratos and the Sterling boards of directors in connection with their respective approvals of the merger agreement were the opportunities for operating efficiencies that could result from the merger. We cannot give any assurance that these savings will be realized within the time periods contemplated or even that they will be realized at all.

We will incur significant transaction, merger-related and restructuring costs in connection with the merger.

     Stratos expects to incur costs associated with combining the operations of the two companies, transaction fees and other costs related to the merger. The total estimate includes approximately $2.3 million for transaction costs and up to $1,000,000 in legal fees on behalf of Sterling. The estimated $2.3 million of transaction costs will be recorded as a component of the purchase price. Stratos also will incur restructuring and integration costs in connection with the merger. Stratos is in the early stages of making assessments of these costs and at this time is unable to give an estimate of these costs. Depending on the nature of the restructuring activity, certain costs may be included as a liability in the purchase price allocation or as an expense, in accordance with generally accepted accounting principles in the United States. The amount of transaction fees is expected to be incurred is a preliminary estimate and subject to change. Additional unanticipated costs may be incurred in the integration of the businesses of Stratos and Sterling. Although Stratos and Sterling expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of Stratos’ common stock following the merger.

     In accordance with generally accepted accounting principles in the United States, the merger will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of Stratos common stock following completion of the merger. Under the purchase method of accounting, the total estimated purchase price will be allocated to Sterling’s net tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable intangible assets acquired in connection with the merger. Additionally, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to such impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

     Stratos estimates the annual amortization expense for these identifiable intangible assets will approximate $1,331,000. Based on Sterling’s amortization expense of approximately $12,000 related to identifiable intangible assets for the year ended December 31, 2002, Stratos will incur approximately $1,343,000 of annual amortization expense after the completion of the merger. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of the Stratos common stock.

     Risks Relating to the Businesses of Stratos, Sterling and the Combined Company

We may not realize expected benefits from the consolidation of certain Sterling operations into the Mesa, Arizona facility .

     Sterling currently is engaged in a consolidation of the manufacturing operations associated with its electronic interconnect components and assemblies business, and a relocation of the manufacturing operations of its Trompeter subsidiary from Westlake Village, California to Mesa, Arizona. Although we expect this consolidation to be completed by the end of 2003 and anticipate synergies and improved operating performance to result from this consolidation, we cannot guarantee any such benefits. In addition, this consolidation may affect adversely our ability to retain key employees, which could affect adversely our operating results.

Stratos and Sterling are the subject of various legal proceedings that could have a negative impact on the business of the combined company.

     Stratos and Sterling are involved in various litigation matters that arise from time to time in the ordinary course of business. Stratos is a defendant in several lawsuits that are described in Stratos’ Annual Report on Form 10-K for the fiscal year ended April 30, 2003, Sterling is a defendant in a lawsuit filed in the United States District Court for the Eastern District of Washington by Telect, Inc., in which Telect claims that Sterling’s DSX Cross Connect Bay, Panel and Module infringe one of Telect’s parents. Sterling believes that Telect’s claim is without merit and is defending the lawsuit vigorously. If, however, Telect’s claim against Sterling is successful, and if the combined company is unable to (1) license the relevant technology on acceptable terms, (2) license a substitute technology or (3) redesign the applicable products to avoid infringement, our business could be harmed. For information about Stratos’ legal proceedings, see Stratos’ Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

The business of Sterling is subject to the following additional risks:

•	Sterling is dependent on sales to the United States government and to the military/aerospace industry.

     Approximately 46% of Sterling’s sales for the year ended December 31, 2002 came from direct and indirect sales for U.S. government and government agency applications and sales to the military/aerospace industry, which is heavily dependent on sales to the U.S. government and government agency applications directly through contracts with the U.S. government and government agencies, and indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for the U.S. government. Direct sales under contracts with the U.S. government and government agencies represented approximately 4% of Sterling’s sales of the year ended December 31, 2002. Despite this fact, a significant decline in U.S. government expenditures could have a material adverse effect on sales of the combined company.

•	Sterling is dependent on the communications industry.

     Approximately 29% of Sterling revenues came from sales to the communications industry for the year ended December 31, 2002. The market is dominated by several large manufacturers who regularly exert significant price pressure on their suppliers. We cannot assure you that we will be able to continue to compete successfully in our sales to the communications industry, and our failure to do so would impair our operating results.

     The market for communications equipment is changing rapidly. Our future growth will depend, in part, upon (1) our ability to develop and introduce new products for this market and (2) the growth of the communications equipment market. The growth in the market for communications equipment products and services is dependent on a number of factors, including without limitation:

▪	the amount of capital expenditures by network providers;

▪	regulatory and legal developments;

▪	changes to capital expenditure rates by network providers;

▪	the addition of new customers to the market; and

▪	end-user demand for integrated Internet, data, video, voice and other network services.

     We cannot predict the growth rate of the market for communications equipment products and services. The recent slowdown in the general economy, changes and consolidation in the service provider market and constraints on capital availability have had a material adverse effect on many of our service provider customers, causing some of these customers to go out of business and a number of other customers to substantially reduce their expansion plans and purchases. In addition, technological trends and new product developments in this market may adversely affect our product offerings. We also cannot predict whether any new products and services we develop will meet with market acceptance or be profitable. We may not be able to compete successfully and competitive pressures could affect, materially and adversely, our business, operating results and financial condition.

•	Sterling operates in a highly competitive environment.

     The electronic interconnect components and assemblies industries are highly competitive. Sterling competes primarily with Tyco International Ltd., Amphenol Corporation, Kings Electronics Co., Inc., ITT Cannon (a subsidiary of ITT Industries), ADC Telecommunications, Inc., Radiall, S.A., Switchcraft, Inc., Canare Electric Co., Ltd. and numerous other companies globally. Some of our competitors may have greater companies that may be planning to enter the markets in which we compete.

     Sterling manufactures its electronic interconnect components, subsystems and assemblies at its manufacturing facilities in Mesa, Arizona and Westlake Village, California. Sterling’s manufacturing costs are higher than the manufacturing costs of some of its competitors, particularly those located in foreign countries that benefit from lower-priced labor and government subsidies. If current or potential future customers of the combined business decide to purchase products from these lower-cost competitors, we could suffer a significant decline in our sales, which could have a material adverse effect on our business, operating results and financial condition.

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

     The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2003 and the first quarter of 2004.

Item 4.     Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Chief Financial Officer (“CFO”), of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).

The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s applicable rules and forms. As a result of this evaluation, the Company’s CEO and CFO have concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective for their intended purposes.

          There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Changes in Securities and Use of Proceeds.

     Stratos Lightwave’s registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-34864, was declared effective by the Commission on June 26, 2000. As adjusted for the 1 for 10 reverse stock split in October, 2002, a total of 1,006,250 shares of our common stock were registered pursuant to this registration statement. The managing underwriters for the offering were Lehman Brothers, CIBC World Markets, U.S. Bancorp Piper Jaffray, Robert W. Baird & Co., Tucker Anthony Cleary Gull, and Fidelity Capital Markets, a division of National Financial Services Corporation.

     These shares were sold by Stratos Lightwave at an initial public offering price of $210.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875.

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos Lightwave, were approximately $195 million. Uses of proceeds to date include $115.1 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

     (b)  Reports on Form 8-K. A current report on Form 8-K was filed on July 1, 2003 to report results for the fourth quarter and fiscal year ended April 30, 2003. A current report on Form 8-K was filed on July 3, 2003 to report the execution of the Agreement and Plan of Merger with Sterling Holding Company. No other reports on Form 8-K were filed by the Registrant in the three months ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	September 12, 2003	Stratos Lightwave, Inc.

		By:	/s/ James W. McGinley

James W. McGinley
President and Chief Executive Officer

		By:	/s/ David A. Slack

David A. Slack
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of Registrant (1)

3.2	Restated Certificate of Incorporation of Registrant (1)

3.3	Bylaws of Registrant (1)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.2

3.5	Certificate of Amendment of Restricted Certificate of Incorporation (7)

4.1	Specimen certificate representing the common stock (1)

4.2	Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC (2)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)

10.5	Agreement and Plan of Reorganization, dated March 22, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)

10.6	Management Retention Agreement between the Registrant and James McGinley (7)

10.7	Management Retention Agreement between the Registrant and David Slack (7)

10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)

10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)

10.10	Stratos Lightwave, Inc. Severance Plan (7)

10.11	Agreement and Plan of Merger, dated as of July 2, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (8)

10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)

10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)

10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)

10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)

10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)

31.1	CEO Certification Required Under Rule 13a-14(a) or Rule 15d-14(a) *

31.2	CFO Certification Required Under Rule 13a-14(a) or Rule 15d-14(a)*

32	CEO and CFO Certification Required Pursuant to 18 U.S.C. Section 1350*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 15, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated April 12, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2 , 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

*	Filed herewith