Form 10-Q
period 2003-10-31
STRATOS INTERNATIONAL INC
filed 2003-12-15
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number 0-30869

STRATOS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4360035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7444 West Wilson Avenue
Chicago, Illinois 60706	60706
(Address of Principal Executive Offices)	(Zip Code)

(708) 867-9600
(Registrant’s Telephone Number, including area code)

Stratos Lightwave, Inc.

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

     Yes ☒ No ☐

As of December 11, 2003, there were 13,485,106 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	October 31,
	2003	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,649	$18,627
Short-term investments	17,879	32,703
Accounts receivable, less allowance	7,701	5,874
Inventories:
Finished products	864	793
Work in process	797	102
Materials	6,133	6,166

	7,794	7,061
Recoverable income taxes	2,391	2,391
Prepaid expenses	2,083	1,061

Total current assets	81,497	67,717
Other assets:
Deferred income taxes	6,437	6,437
Assets held for sale	3,484	408
Other	6,942	8,425

	16,863	15,270
Property, plant and equipment	93,667	95,111
Less allowances for depreciation	67,415	69,628

	26,252	25,483

Total assets	$124,612	$108,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063	$5,522
Other current liabilities	5,006	5,409
Current portion of long-term debt	6,331	2,879

Total current liabilities	16,400	13,810
Long-term debt, less current portion	298	1,791
Deferred income taxes	6,519	6,528
Minority interest	350	245
Stockholders’ equity:
Preferred stock — Series B	—	—
Common stock	74	74
Additional paid-in capital	284,254	284,391
Accumulated deficit	(183,406)	(198,194)
Foreign currency translation adjustment	154	73
Cost of common stock in treasury	(31)	(248)

Total stockholders’ equity	101,045	86,096

Total liabilities and stockholders’ equity	$124,612	$108,470

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2002	2003	2002	2003

Revenue:
Net sales	$11,051	$7,111	$21,774	$13,682
License fees and royalties	324	113	532	619

Total	11,375	7,224	22,306	14,301
Costs and expenses:
Costs of sales	16,445	8,020	27,202	15,498
Research and development	8,886	1,807	15,630	4,697
Sales and marketing	2,074	1,327	4,294	2,845
General and administrative	3,769	3,775	7,207	6,473

Total costs and expenses	31,174	14,929	54,333	29,513

Loss from operations	(19,799)	(7,705)	(32,027)	(15,212)
Investment income	264	184	638	423

Loss before income taxes	(19,535)	(7,521)	(31,389)	(14,789)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of a change in accounting principle	(19,535)	(7,521)	(31,389)	(14,789)
Cumulative effect of a change in accounting principle	—	—	(16,982)	—

Net loss	$(19,535)	$(7,521)	$(48,371)	$(14,789)

Net loss per share, basic and diluted:
Before cumulative effect of a change in accounting principle	$(2.67)	$(1.02)	$(4.30)	$(2.00)
Cumulative effect of a change in accounting principle	—	—	(2.33)	—

Net loss	$(2.67)	$(1.02)	$(6.63)	$(2.00)

Weighted average number of common shares outstanding:
Basic	7,311	7,392	7,311	7,378

Diluted	7,311	7,392	7,311	7,378

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	October 31,

	2002	2003

Operating activities:
Net loss	$(48,371)	$(14,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	7,316	2,584
Provision for impairment of goodwill and other assets	19,051	—
Gain on sale of assets held for sale	—	(1,305)
Change in operating assets and liabilities	6,717	2,784

Net cash used in operating activities	(15,287)	(10,726)
Investing activities:
Purchases of property, plant and equipment	(2,430)	(1,815)
Purchases of short-term investments	(18,300)	(28,503)
Sales of short-term investments	19,200	13,679
Acquisition	(189)	—
Proceeds from sale of assets held for sale	1,209	4,381

Net cash used in investing activities	(510)	(12,258)
Financing activities:
Repayment of borrowings	(4,467)	(1,959)
Proceeds from exercise of stock options	—	138
Treasury stock transactions	—	(217)

Net cash used in financing activities	(4,467)	(2,038)

Net decrease in cash and cash equivalents	(20,264)	(25,022)
Cash and cash equivalents at beginning of period	61,020	43,649

Cash and cash equivalents at end of period	$40,756	$18,627

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2003

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $19,036,000 and $7,517,000 for the second quarters of fiscal 2003 and 2004 and $47,807,000 and $14,870,000 for the six months ended October 31, 2002 and 2003.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company’s current restructuring plan, initiated in fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of approximately $2.5 million in the first six months of fiscal 2003 when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $1.1 million of the $2.5 million charge would have been recognized as incurred and not accrued at October 31, 2002.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective for the Company during its third quarter 2004, and will have no effect on the Company.

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

     Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070,000 charge for in-process research and development during the second quarter of fiscal 2003.

Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

     For the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To implement SFAS No. 142, the Company identified reporting units consistent with the way the Company is managed. The Company then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired, and the Company would be required to perform the second step of the transitional impairment test.

     During the second quarter of fiscal 2003, the Company performed its transitional goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that impairment existed within the active optical subsystems reporting unit since the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to the second step of the test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company did not obtain independent valuations of unrecognized intangible assets as well as fixed assets since the unit’s fair value indicated full impairment of its goodwill.

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

3. Restructuring Charges

     The Company recorded restructuring charges of approximately $2.5 million relating to employee severance costs in the first six months of fiscal 2003.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

	Balance	2004	Payments through	Balance October 31,
	April 30, 2003	Charges	October 31, 2003	2003

Employee costs	$400,000	—	$138,000	$262,000

     The Company terminated 161 employees in the six months ended October 31, 2002 for the restructuring of its operations, including both production and administrative personnel.

4. Income Taxes

     During fiscal 2002, a valuation allowance was recorded to offset the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience similar reductions in business levels during the six months ended October 31, 2003, and an additional valuation reserve of $7.5 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2004.

     We have net operating loss carry forwards of approximately $132.5 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

5. Long-Term Debt

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At October 31, 2003, information relating to these notes and financing arrangements is as follows:

	Information Technology
			Equipment
	Note 1	Note 2	Financing	Total

Current portion	$1,842,000	$886,000	$151,000	$2,879,000
Long-term	1,791,000	—	—	1,791,000

	$3,633,000	$886,000	$151,000	$4,670,000

Interest rate	5.50%	3.52%	13.72%
Payment terms	Monthly	Quarterly	Monthly
Maturity	2006	2004	2005

6. Loss Per Share

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2002	2003	2002	2003

Numerator — net loss	$(19,535)	$(7,521)	$(48,371)	$(14,789)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares outstanding	7,311	7,392	7,311	7,378

Basic and diluted loss per share	$(2.67)	$(1.02)	$(6.63)	$(2.00)

7. Sale of a Business

     Effective May 23, 2003, the Company sold the assets and business of its wholly-owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1,200,000 which is reflected as a reduction of general and administrative expenses in the statement of operations for the six months ended October 31, 2003.

8. Merger

     Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company (Sterling), a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. On November 6, 2003, pursuant to the terms of the agreement, Sterling became a wholly-owned subsidiary of the Company. Sterling shareholders received approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price.

     The closing of the transaction on November 6, 2003 followed approval by both the Company’s and Sterling’s shareholders. The Company’s common stock issued in this transaction, had a value of $30,957,380 at the close of business on July 2, 2003. Sterling’s sales and loss before income taxes were $13.7 million and $3.5 million respectively, during the Company’s first five months of fiscal 2004. Sterling’s operations were adversely affected during this period, by $1.4 million of costs for this transaction and $1.5 million of costs to relocate its California manufacturing operation to Mesa, Arizona.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

9. Stock-Based Compensation

     In the first quarter of fiscal year 2004, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. All stock options granted by the Company are granted at market price and thus no compensation expense is recorded in the Company’s results of operations. Under FASB No. 148, the Company is required to report quarterly and year to date pro forma net loss and loss per share as if the Company had accounted for its stock options plans under the fair value method. The following table shows the Company’s pro forma net loss and loss per share as if the Company had recorded the fair value of stock options as compensation expense.

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(Dollars in thousands, except per share amounts)	2002	2003	2002	2003

Reported net loss	$(19,535)	$(7,521)	$(48,371)	$(14,789)
Stock-based compensation net of tax	(517)	(609)	(5,661)	(1,205)
Pro forma net loss	(20,052)	(8,130)	(54,032)	(15,994)
Reported basic and diluted net loss per share	(2.67)	(1.02)	(6.63)	(2.00)
Pro forma basic and diluted net loss per share	(2.74)	(1.10)	(7.39)	(2.17)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales, respectively; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to integrate Stratos and Sterling; (xxiv) the continued costs associated with previously acquired businesses that are not profitable; (xxv) impact on our earnings of application of the purchase method of accounting in connection with the Sterling merger; and (xxvi) our ability to realize benefits from consolidation of Sterling into the Mesa, Arizona facility. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the Sterling merger or other matters addressed in this document and attributable to Stratos or any person acting on either the company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, Stratos undertakes no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

See the cautionary statements included as Exhibit 99.1 to this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

     Pursuant to a merger agreement dated as of July 2, 2003, the Company agreed to acquire Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. On November 6, 2003, pursuant to the terms of the agreement, Sterling became a wholly-owned subsidiary of the Company. Sterling shareholders received approximately 6.1 million shares of the Company’s common stock and 50,000 shares of the Company’s Series B preferred stock. The preferred stock has a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price.

     The closing of transaction on November 6, 2003 followed approval by both the Company’s and Sterling’s shareholders. The Company’s common stock issued in this transaction had a value of $30,957,380 at the close of business on July 2, 2003. Sterling’s sales and loss before income taxes were $13.7 million and $3.5 million respectively, during the Company’s first five months of fiscal 2004. Sterling’s results for the same period reflected $1.4 million of costs for this transaction and $1.5 million of costs to relocate its California manufacturing operation to Mesa, Arizona.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

     Except to the extent expressly stated, discussion references to Stratos in the following discussion do not reflect the acquisition of Sterling, which occurred after October 31, 2003.

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

     Our net sales are derived principally from the sale of optical subsystems to original equipment manufacturers (OEMs). Our net sales have fluctuated from period to period based on customer demand for our products, the size and timing of customer orders, particularly from our largest customers, and based on any canceled, delayed or rescheduled orders in the relevant period. We determine reserves for rapid technological change on a product by product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty. There can be no assurance that we will be able to introduce new products to offset anticipated decrease in the average selling prices of our products.

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

     Our cost of sales consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We have periodically experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. Substantially all of our products are designed and manufactured in our own facilities. In the future we may expand the volume of products manufactured by third parties. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs.

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

     Inventory Reserves

     It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfilling future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one year’s projected usage. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we vigorously pursue such opportunities.

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

     Customer Returns

     It is our policy to establish a reserve for customer returns based on any known returns and anticipated returns based on past experience. Occasionally, we will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of the contemplated of future business from the customer. We will continue to consider these requests in the future, however, we are not able to predict that we will enter into any additional such agreements in the future, and, if so, the amount of any returns.

     Research and Development

     All expenses relative to the development of a new product, prior to its introduction into production, are considered research and development expenses. In addition, the costs of the engineering effort to do significant redesign to enhance product performance that results essentially in a new product are also considered to be research and development expenses. Because the true manufacturability of our products is not obvious until a period of volume production has occurred, initial production is considered a part of the development process. During this phase, a portion of the scrap expense and yield loss is considered development expense. A product continues to be considered under development until it matures to the point where its production yields (volumes) are consistent with other mature products and any related engineering effort is predominately dedicated to customer applications and/or quality support.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Six Months Ended
	October 31,

	2002	2003

Revenue:
Net sales	100.0%	100.0%
License fees and royalties	2.4	4.5

Total	102.4	104.5
Costs and expenses:
Cost of sales	124.9	113.3
Research and development	71.8	34.3
Sales and marketing	19.7	20.8
General and administrative	33.1	47.3

Total costs and expenses	249.5	215.7

Loss from operations	(147.1)	(111.2)
Investment income, net	2.9	3.1

Loss before income taxes	(144.2)	(108.1)
Provision for income taxes	—	—

Loss before cumulative effect of a change in accounting principle	(144.2)	(108.1)
Cumulative effect of a change in accounting principle	(78.0)	—

Net loss	(222.2)%	(108.1)%

Three and Six Months Ended October 31, 2003 and 2002

     Net Sales. Net sales for the second quarter of fiscal 2004 decreased to $7.1 million from $11.1 million a year ago. Net sales for the six month period ended October 31, 2003 decreased 37% over the same period a year ago to $13.7 million from $21.8 million. Of the $4.0 million decrease in the second quarter, $2.7 million resulted from a decrease in the net sales into the storage end market, $1.1 million resulted from a decrease into the telecom/metro end market and $500,000 resulted from a decrease in the net sales into the data networking end market. These decreases were offset in part by a $200,000 increase in the net sales into the military/governmental end market and a $100,000 increase in the net sales into the other end markets.

     Net sales decreased $8.1 million in the six months ended October 31, 2003 over the comparable period last year. The decrease represents a $5.2 million decrease in the net sales into the storage end market, a $1.6 million decrease in the net sales into the data networking end market and a $1.7 million decrease in the net sales into the telecom/metro end market. These decreases were offset in part by a $200,000 increase in the net sales into the military/governmental end market and a $200,000 increase in net sales into other end markets.

     The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog increased to $7.0 million as of October 31, 2003 from $5.0 million as of April 30, 2003. This increase reflects a significant increase in the backlog in our military/governmental end market offset partially by decreases reflecting lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers in other end markets we service.

     License Fees and Royalties. License fees decreased to $113,000 in the three months ended October 31, 2003 from $324,000 in the three months ended October 31, 2002. This decrease is primarily attributable to generally lower sales of optical subsystems among licensees, consistent with general economic conditions in the optical networking marketing. License fees increased to $619,000 in the six months ended October 31, 2003 from $532,000 in the six months ended October 31, 2002. The increase relates to the receipt of higher royalties from two licensees in the first six months of fiscal 2004. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales decreased to $8.0 million in the three months ended October 31, 2003 from $16.4 million in the three months ended October 31, 2002 and decreased to $15.5 million for the six months ended October 31, 2003 compared to $27.2 million in the six months ended October 31, 2002. Gross margin as a percentage of net sales or gross margin, improved to negative (12.8)% in the three months ended October 31, 2003 from negative (48.8)% in the three months ended October 31, 2002. Approximately, 36.3 percentage points of the 36.0 percentage point increase was due to the reduction in the charges for obsolete and slow moving inventory, 1.0 percentage point for the sale of inventory previously considered excess and fully reserved, offset by a 1.3 percentage point increase as a result of the decline in sales and the decline in the average selling price for our products due primarily to pricing pressures and product mix.

     The gross margin improved to negative (13.3)% for the six months ended October 31, 2003 from negative (24.9)% in the comparable period last year. Approximately 13.8 percentage points of the 11.6 percentage point increase was due to the reduction in the charges for obsolete and slow moving inventory and 3.4 percentage points for the sale of inventory previously considered excess and fully reserved, offset by a 3.3 percentage point increase as a result of the decline in sales and the decline in the average selling price for our products due primarily to pricing pressures and product mix and a 2.3 percentage point increase for employee severance pay relating to restructuring of operations.

     Cost of sales was charged approximately $1.5 million and $5.3 million in the six months ended October 31, 2003 and 2002 for obsolete and excess inventory.

     Research and Development. Research and development expenses decreased to $1.8 million in the three months ended October 31, 2003 from $8.9 million in the three months ended October 31, 2002. The decrease of $7.1 million was due primarily to the recording of a $2.1 million charge to write off the costs of the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. that was allocated to intangible in-process research and development, in accordance with SFAS No. 141 in the three months ended October 31, 2002, a $1.6 million decrease in costs of research and development facilities, a $1.7 million decrease in costs of personnel dedicated to research and development and $1.7 million decrease in material and overhead cost related to major product development.

     Research and development expenses decreased to $4.7 million in the six months ended October 31, 2003 from $15.6 million in the six months ended October 31, 2002. During the six months ended October 31, 2002, the Company incurred a $2.1 million charge for the write off of intangible assets as described above. In addition, the decrease of $10.9 million was the result of a $2.7 million decrease in costs of research and development facilities, $3.2 million decrease in personnel costs dedicated to research and development and $2.9 million decrease in material and overhead cost related to major product development.

     Sales and Marketing. Sales and marketing expenses decreased to $1.3 million in the three months ended October 31, 2003 from $2.1 million for the three months ended October 31, 2002. This $800,000 decrease was due to decreases of $500,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $300,000 in field sales operating costs supporting our sales.

     Sales and marketing expenses decreased to $2.8 million in the six months ended October 31, 2003 from $4.3 million in the comparable period last year. This $1.5 million decrease was due to a $900,000 decrease in sales and marketing salaries, fringe benefits, bonuses and commissions and a $600,000 decrease in field sales operating costs supporting our sales volume.

     General and Administrative. General and administrative expenses remained constant at $3.7 million in the three months ended October 31, 2003 when compared to the comparable period last year. Salaries, fringe benefits and bonuses decreased $500,000, offset by an increase of $500,000 in general operating and legal expenses.

     General and administrative expenses decreased to $6.5 million in the six months ended October 31, 2003 from $7.2 million in the comparable period last year. This $700,000 decrease was due to a reduction of $1.1 million in salaries, fringe benefits and bonuses and the $1.2 million gain on the sale of Bandwidth Semiconductor LLC, offset by an increase of $1,600,000 in general operating and legal expenses.

     We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002 and, as a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 77 days at October 31, 2003 compared to 50 days at April 30, 2003.

     Investment Income, Net. Investment income, net of investment expense, decreased to $184,000 in the three months ended October 31, 2003 from $264,000 in the three months ended October 31, 2002 and decreased to $423,000 in the six months ended October 31, 2003 from $638,000 in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances, and the decreases of this income in the three and six months ended October 31, 2003 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

     Income Taxes. During fiscal 2002, a valuation allowance was recorded to offset the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant operating losses experiences. As a result, valuation allowances of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience similar reductions in business levels during the six months ended October 31, 2003, and an additional valuation reserve of $7.5 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2004.

     We have net operating loss carryfowards of approximately $132.5 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

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

Liquidity and Capital Resources

     Net cash used in operating activities totaled $10.7 million for the six months ended October 31, 2003. The use of cash in operating activities resulted primarily from a net loss offset in part by decreases in accounts receivable and inventories and increases in accounts payable and accrued expenses. Net cash used in operating activities totaled $15.3 million for the six months ended October 31, 2002. The use of cash in operating activities resulted primarily from a net loss and decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

     Net cash used in investing activities totaled $12.3 million in the six months ended October 31, 2003, including $1.8 million for the purchase of equipment and facilities, a $14.8 million increase in short-term investments, partially offset by $4.3 million of proceeds from the sale of assets held for sale. Net cash used in investing activities totaled $500,000 in the six months ended October 31, 2002, including $2.4 million for the purchase of equipment and facilities, a $900,000 decrease in short-term investments, and $200,000 purchase price of Tsunami Optics, Inc. and Paracer, Inc. partially offset by $1.2 million of proceeds from the sale of assets held for sale.

     Net cash used in financing activities was $2.0 million in the six months ended October 31, 2003, including $2.0 million repayment on borrowings and $200,000 in treasury stock transactions offset in part by $200,000 of proceeds from exercise of stock options. Net cash used in financing activities was $4.5 million in the six months ended October 31, 2002, which represents repayments on borrowings.

     As of October 31, 2003, our principal source of liquidity was approximately $51.3 million in cash, cash equivalents and short-term investments. Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and external growth could materially change our level of cash and cash equivalents. Our only cash commitment is the repayment of long-term debt of approximately $4.7 million. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures and repayments of long-term debt for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2003 and the first six months of 2004.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2002, Catherine Lego, as representative of the former shareholders of Tsunami Optics, Inc. (“Tsunami”) filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company’s acquisition of Tsunami in February 2002. Stratos has removed the lawsuit to the federal district court for the Northern District of California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the $18 million earn-out payment provided for in the acquisition agreement. The complaint also alleges fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs are seeking $38 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed a counterclaim which alleges, among other things, claims for fraud, breach of contract and violations of federal securities laws against Lego and several other shareholders and officers of Tsunami in connection with the acquisition of Tsunami. The counterclaim seeks compensatory and punitive damages. The Company believes that the plaintiffs’ claims in this lawsuit are without merit and intends to vigorously defend against these claims.

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

     We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies Corp. (Northern District of California), E2O, Inc. (District of Delaware ), and Picolight, Inc. (District of Delaware ). In these actions, the Company alleges that optoelectronic products sold by the defendants infringe numerous Stratos patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have asserted various affirmative defenses and filed counterclaims and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants. For example, Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of our patents. If successful, defendants are seeking attorneys’ fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. On November 24, 2003, a jury in the Picolight trial returned a verdict finding that Picolight infringed six Stratos patents. The trial is now proceeding to the patent validity and damages phases.

Item 2. Changes in Securities and Use of Proceeds.

     Stratos’ registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-34864, was declared effective by the Commission on June 26, 2000. As adjusted for the 1-for-10 reverse stock split in October, 2002, a total of 1,006,250 shares of our common stock were registered pursuant to this registration statement. The managing underwriters for the offering were Lehman Brothers, CIBC World Markets, U.S. Bancorp Piper Jaffray, Robert W. Baird & Co., Tucker Anthony Cleary Gull, and Fidelity Capital Markets, a division of National Financial Services Corporation.

     These shares were sold by Stratos at an initial public offering price of $210.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875.

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos, were approximately $195 million. Uses of proceeds to date include $122.6 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

     Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos director or officer or any of their associates, to any persons owing 10 percent or more of our common stock, or to any Stratos affiliate.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held November 6, 2003. At this meeting, the Company solicited the vote of shareholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To adopt and approve the Agreement and Plan of Merger, dated as of July 2, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp., a direct wholly owned subsidiary of Stratos, and Sterling Holding Company, as amended as of August 19, 2003 and October 31, 2003 (the “Merger Agreement”), and the transactions contemplated thereby. The shareholders elected to adopt the proposal. The votes cast for and against the proposal were 3,909,816 votes for, 81,843 votes against and 11,673 abstentions.

(ii)	To elect two Class III directors, Brian J. Jackman and James W. McGinley, to hold office for three-year terms expiring at the 2006 annual meeting (or until either director’s successor is elected and qualified). Such nominees were elected to serve as directors of the Company. The votes cast for and against such nominees were as follows: (1) Brian J. Jackman, 5,870,027 votes for and 620,763 votes against, and (2) James W. McGinley, 4,828,403 votes for and 1,662,387 votes against. Charles Daniel Nelsen and Edward J. O’Connell continued as directors of the Company after the meeting.

(iii)	To adopt an amendment to the restated certificate of incorporation, as amended, to change the corporate name of the Company to “Stratos International, Inc.” The shareholders elected to adopt the amendment. The votes cast for and against the amendment were 6,440,908 votes for, 42,973 votes against, and 6,909 abstentions.

(iv)	To adopt the Stratos Lightwave, Inc. 2003 Stock Plan to permit the grant of stock options, restricted stock and stock appreciation rights. The shareholders elected to adopt the plan. The votes cast for and against the plan were 3,369,856 votes for, 577,661 votes against and 55,815 abstentions.

(v)	To adopt the Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan to allow eligible employees to be able to purchase shares of the Company’s common stock at a discount from the then current market price, without commissions or other charges. The shareholders elected to adopt the plan. The votes cast for and against the plan were 3,771,078 votes for, 173,787 votes against and 58,467 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. Please see the Exhibit Index following the signature page.

(b)	Reports on Form 8-K.

     On August 27, 2003, we filed a current report on Form 8-K to file, under Item 5 of that form, our press release announcing the filing of a registration statement on Form S-4 relating to the merger with Sterling Holding Company.

     On September 2, 2003, we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release containing earnings information for our first quarter ended July 31, 2003.

     On November 12, 2003, we filed a current report on Form 8-K to: (i) furnish, under Item 2 of that form, the Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp., a wholly owned subsidiary of Stratos, and Sterling Holding Company and (ii) furnish, under Item 7 of that form, a press release announcing that our shareholders had approved a proposal to adopt the merger agreement and that, following such approval, the merger had been completed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2003	Stratos International, Inc.

	By:	/s/ James W. McGinley

James W. McGinley
President and Chief Executive Officer

	By:	/s/ David A. Slack

David A. Slack
Senior Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant*
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock*
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)
10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.10	Stratos Lightwave, Inc. Severance Plan (7)
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*

Exhibit
Number	Description of Document

32.2	Section 1350 Certification of Chief Financial Officer*
99.1	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(10)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(11)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

*	Filed herewith