Form 10-Q
period 2004-01-31
STRATOS INTERNATIONAL INC
filed 2004-03-15
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004

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

     Yes ☐ No ☒

As of March 11, 2004, there were 13,512,932 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

-i-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January
	2003	31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,649	$18,101
Short-term investments	17,879	24,388
Accounts receivable, less allowance	7,701	11,499
Inventories:
Finished products	864	2,318
Work in process	797	1,063
Materials	6,133	12,093

	7,794	15,474
Recoverable income taxes	2,391	4,974
Prepaid expenses	2,083	1,817

Total current assets	81,497	76,253
Other assets:
Goodwill and other indefinite lived assets	—	11,727
Intangible assets, net of amortization	621	18,266
Deferred income taxes	6,437	8,174
Assets held for sale	3,484	842
Other	6,321	2,664

	16,863	41,673
Property, plant and equipment	93,667	103,395
Less allowances for depreciation	67,415	70,631

	26,252	32,764

Total assets	$124,612	$150,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063	$8,596
Other current liabilities	5,006	6,929
Current portion of long-term debt	6,331	2,519

Total current liabilities	16,400	18,044
Long-term debt, less current portion	298	1,313
Deferred income taxes	6,519	14,590
Minority interest	350	204
Redeemable preferred stock	—	5,000
Stockholders’ equity:
Preferred stock — Series B	—	—
Common stock	74	135
Additional paid-in capital	284,254	315,372
Accumulated deficit	(183,406)	(203,628)
Foreign currency translation adjustment	154	(92)
Cost of common stock in treasury	(31)	(248)

Total stockholders’ equity	101,045	111,539

Total liabilities and stockholders’ equity	$124,612	$150,690

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2003	2004	2003	2004
Revenue:
Net sales	$8,109	$16,034	$29,884	$29,716
License fees and royalties	3,269	396	3,800	1,016

Total	11,378	16,430	33,684	30,732
Costs and expenses:
Costs of sales	11,462	12,608	38,664	28,105
Research and development	5,265	2,054	20,896	6,754
Sales and marketing	1,362	2,429	5,656	5,274
General and administrative	2,920	4,883	10,126	11,356

Total costs and expenses	21,009	21,974	75,342	51,489

Loss from operations	(9,631)	(5,544)	(41,658)	(20,757)
Investment income	293	168	931	592

Loss before income taxes and cumulative effect of change in accounting principle	(9,338)	(5,376)	(40,727)	(20,165)
Provision for income taxes	—		—

Loss before cumulative effect of a change in accounting principle	(9,338)	(5,376)	(40,727)	(20,165)
Cumulative effect of a change in accounting principle	—	—	(16,982)	—

Net loss	(9,338)	(5,376)	(57,709)	(20,165)
Preferred stock dividend requirements	—	(55)	—	(55)

Net loss available to common shareholders	$(9,338)	$(5,431)	$(57,709)	$(20,220)

Net loss per share available to common shareholders, basic and diluted:
Before cumulative effect of a change in accounting principle	$(1.27)	$(0.40)	$(5.57)	$(2.14)
Cumulative effect of a change in accounting principle	—		(2.33)

Net loss	$(1.27)	$(0.40)	$(7.90)	$(2.14)
Preferred stock dividend requirements	—	—	—	(0.01)

Net loss per share available to common shareholders	$(1.27)	$(0.40)	$(7.90)	$(2.15)

Weighted average number of common shares outstanding:
Basic and diluted	7,339	13,507	7,309	9,421

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	January 31,
	2003	2004
Operating activities:
Net loss	$(57,709)	$(20,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation and amortization	13,386	4,325
Provision for impairment of goodwill and other assets	21,504	—
Provision for deferred taxes	84	—
Provision for losses on accounts receivable	209	—
Gain on sale of assets held for sale	—	(1,305)
Change in operating assets and liabilities	2,335	3,022

Net cash used in operating activities	(20,191)	(14,123)
Investing activities:
Purchases of property, plant and equipment	(2,792)	(2,627)
Purchases of short-term investment	(24,029)	(31,803)
Sales of short-term investments	23,100	25,294
Acquisition, net of cash acquired	(189)	8,119
Proceeds from sale of assets held for sale	1,209	4,381

Net cash from (used in) investing activities	(2,701)	3,364
Financing activities:
Repayment of borrowings	(5,435)	(2,796)
Distribution to former owners of acquired business	—	(12,000)
Proceeds from exercise of stock options	—	223
Treasury stock transactions	—	(216)

Net cash used in financing activities	(5,435)	(14,789)

Net decrease in cash and cash equivalents	(28,327)	(25,548)
Cash and cash equivalents at beginning of period	61,020	43,649

Cash and cash equivalents at end of period	$32,693	$18,101

Supplemental schedule of non cash investing and financing activities:
Preferred and Common Stock issued in acquisition of subsidiary	—	$35,957

Issuance of 507,500 shares of restricted Common Stock	$432	—

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2004

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $9,329,000 and $5,541,000 for the third quarters of fiscal 2003 and 2004 and $57,136,000 and $20,411,000 for the nine months ended January 31, 2003 and 2004.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company’s current restructuring plan, initiated in fiscal 2003, was not accounted for under SFAS No. 146. The Company accrued a pre-tax charge of approximately $3.0 million in the first nine months of fiscal 2003 when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $725,000 of the $3.0 million charge would have been recognized as incurred and not accrued at January 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material effect on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”), which requires variable interest entities (commonly referred to as “SPEs”) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective for the Company during its third quarter 2004. The adoption of FIN 46 had no effect on the Company.

2. Goodwill Impairment

     In fiscal 2003, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To implement SFAS No. 142, the Company identified reporting units consistent with the way the Company is managed. The Company then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. The Company had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired, and the Company would be required to perform the second step of the transitional impairment test.

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

3. Merger

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency

(“RF”) and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Company stock valued at $36.0 million and $2.8 million of acquisition related costs.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

     A preliminary allocation of the purchase consideration to tangible and intangible assets was based upon an estimate of fair value determined by management and independent valuation specialists. Based on these preliminary estimates the purchase consideration was allocated as follows (in thousands):

Net tangible assets	$18,210
Intangible assets	17,300
Net deferred tax liability	(5,800)
Goodwill	9,027

$38,737

     The $18.2 million of net tangible assets consist of the following (in thousands):

Cash and cash equivalents	$10,899
Accounts receivable	5,331
Inventory	7,785
Property, plant and equipment, and other assets	13,609
Accounts payable and other assumed liabilities.	(19,414)

$18,210

     Independent valuation specialists identified $17.3 million of intangible assets. These intangible assets and their associated useful lives are as follows (in thousands):

	Amount	Useful Life
Patents and related technology	$3,100	14.25 years
Developed software	700	5.00 years
Tradenames	2,700	Indefinite
Customer relationships	10,800	12.50 years

	$17,300

     The deferred tax liability of $5.8 million reflects adjustments to record the difference between the book basis and tax basis of the identifiable intangible assets at the date of acquisition.

     The above-described acquisition was accounted for using the purchase method of accounting. Sterling’s results of operations have been included with the Company’s since November 6, 2003. Unaudited pro forma results of operations, assuming these acquisitions occurred May 1, 2002, are as follows:

			Pro forma
	Stratos	Sterling	Adjustments	Consolidated
Net sales:
Nine months ended January 31, 2003	$29,884	$30,155	$—	$60,039
Nine months ended January 31, 2004	21,050	26,267	—	47,317
Net profit (loss):
Nine months ended January 31, 2003	(57,709)	4,275	(1,496)	(54,930)
Nine months ended January 31, 2004	(20,706)	(6,366)	(997)	(28,069)
Net earnings (loss) per share, basic and diluted:
Nine months ended January 31, 2003	(7.90)	0.59	(0.20)	(7.51)
Nine months ended January 31, 2004	(2.20)	(0.68)	(0.11)	(2.99)

     The pro forma adjustments represents additional depreciation on the step-up in value of fixed assets and amortization of intangibles.

     Because of current tax regulations, the goodwill related to the acquisition cannot be deducted for federal and state income tax purposes.

4. Restructuring Charges

     The Company recorded restructuring charges of approximately $3.0 million relating to employee severance costs in the first nine months of fiscal 2003.

     Accruals related to the restructuring charges and their utilization are summarized as follows:

			Payments
			through	Balance
	Balance	2004	January 31,	January 31,
	April 30, 2003	Charges	2004	2004
Employee costs	$400,000	—	$151,000	$249,000

     The Company terminated 190 employees in the nine months ended January 31, 2003 for the restructuring of its operations, including both production and administrative personnel.

5. Income Taxes

     The Company has recorded a valuation allowance against deferred income tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience operating losses during the nine months ended January 31, 2004, and an additional valuation reserve of $7.3 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2004.

     We have net operating loss carry forwards of approximately $140.8 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

6. Long-Term Debt

     Long-term debt consists of two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system and several equipment financing arrangements. At January 31, 2004, information relating to these notes and financing arrangements is as follows:

	Information Technology		Equipment
	Note 1	Note 2	Financing	Total
Current portion	$1,869,000	$593,000	$57,000	$2,519,000
Long-term	1,313,000	—	—	1,313,000

	$3,182,000	$593,000	$57,000	$3,832,000

Interest rate	5.50%	3.52%	13.72%
Payment terms	Monthly	Quarterly	Monthly
Maturity	2006	2004	2005

7. Loss Per Share

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2003	2004	2003	2004
Numerator — net loss available to common shareholders	$(9,338)	$(5,431)	$(57,709)	$(20,220)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares outstanding	7,339	13,507	7,309	9,421

Basic and diluted loss per share	$(1.27)	$(0.40)	$(7.90)	$(2.15)

     The dilutive effect of outstanding stock options has not been considered in the determination of weighted average shares outstanding because their effect would be antidilutive.

8. Sale of a Business

     Effective May 23, 2003, the Company sold the assets and business of its wholly-owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1.2 million which is reflected as a reduction of general and administrative expenses in the statement of operations for the nine months ended January 31, 2004.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in thousands, except per share amounts)	2003	2004	2003	2004
Reported net loss available to common shareholders	$(9,338)	$(5,431)	$(57,709)	$(20,220)
Stock-based compensation net of tax	(518)	(486)	(6,179)	(1,693)
Pro forma net loss	(9,856)	(5,917)	(63,888)	(21,913)
Reported basic and diluted net loss per share available to common shareholders	(1.27)	(0.40)	(7.90)	(2.15)
Pro forma basic and diluted net loss per share available to common shareholders	(1.34)	(0.44)	(8.74)	(2.32)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales, respectively; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to integrate Stratos and Sterling; (xxiv) the continued costs associated with the acquisition of Sterling; (xxv) impact on our earnings of application of the purchase method of accounting in connection with the Sterling merger; and (xxvi) our ability to realize benefits from consolidation of Sterling into the Mesa, Arizona facility. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the Sterling merger or other matters addressed in this document and attributable to Stratos or any person acting on either company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, Stratos undertakes no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

See the cautionary statements included as Exhibit 99.1 to this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency

(“RF”) and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Company stock valued at $36.0 million and $2.8 million of acquisition related costs.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

     We develop, manufacture and sell optical, RF, and microwave components and subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military, aerospace, video, government security, oil and gas, and other industrial markets and applications. We plan to continue to diversify our end markets and expand our product offerings through internal and, possibly, external growth. Our products are compatible with the various standards used in these applications, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (“SONET”), SMPTE 259M, and other standards dictated by the application of our products.

     Our net sales are derived from the sale of optical components and subsystems to original equipment manufacturers (“OEMs”) and local resellers, and from the sale of RF and microwave components to telecom service providers, OEMs, military and government users, and distributors and resellers. Our net sales have fluctuated from period to period due to customer demand for our products, the size and timing of customer orders, our ability to deliver in the relevant period and any canceled, delayed or rescheduled orders in the relevant period. We determine inventory reserves in light of the rapid technological change experienced in our industry on a product-by-product basis. While it is likely that obsolescence due to rapid technological change will continue, the timing and amount of this obsolescence cannot be predicted with certainty.

     The average unit prices of many of our products generally decrease as the products mature in response to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of many of our products will continue to decline in future periods, although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices, on a timely basis. There can be no assurance that we will be able to introduce new products to offset the anticipated decrease in the average selling prices of our products.

     License fees and royalties represent payments received from licensees of our patented technology, which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents which in most cases is greater than ten years. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

     Our cost of sales consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We have periodically experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. The majority of our products are designed and manufactured in our own facilities. In the future we may expand the volume of products manufactured by third parties. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs.

     Some of our critical components used in production of certain of our products are purchased from a key supplier which has been acquired by a competitor of the Company. If this supplier increases prices, reduces quantities available to us or ceases to supply us, our business and results of operations may be significantly harmed.

     Research and development expenses consist primarily of salaries and related expenses for design engineers, scientists and other technical personnel, depreciation of test and prototyping equipment, and tooling. Research and development expenses also consist of materials and operating expenses related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success. We intend to continue to invest in research and development programs in future periods in order to enhance performance or reduce the cost of current optical, RF and microwave products, and develop new optical, RF, and microwave products. There can be no assurance that these goals will be achieved or that our levels of spending and project selection will be sufficient and effective.

     We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers’ representatives. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, travel costs, outside consulting services, and product marketing and promotion costs. We expect to continue to make significant expenditures for sales and marketing services.

     General and administrative expenses consist primarily of personnel costs for our administrative and financial groups, as well as legal, accounting, information technology and other professional fees. We expect to continue to make significant expenditures for general and administrative services.

Critical Accounting Policies

     Accounts Receivable

     We sell products primarily to various OEMs and distributors. Sales to these customers have varying degrees of collection risk associated with them. Judgment is required in assessing the realization of these receivables based on aging, historical experience and customer’s financial condition.

     Inventory Reserves

     It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfilling future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one to two year’s projected usage depending upon the product. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we vigorously pursue such opportunities.

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

     Customer demand is a changing dynamic. Occasionally, we have and will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of contemplated future business from that customer. We will continue to consider these requests in the future, however, we are not able to predict that we will enter into any additional such agreements in the future, and, if so, the amount of any returns.

     Because we do support several fully franchised distribution agreements which include provisions for inventory rotation, certain products covered under these agreements are returned to us from time to time. Such returns could amount to as much as 6% of the total value of all shipments into the formal franchised distribution channel over the prior year.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Nine Months Ended
	January 31,
	2003	2004
Revenue:
Net sales	100.0%	100%
License fees and royalties	12.7	3.4

Total	112.7	103.4
Costs and expenses:
Cost of sales	129.4	94.6
Research and development	69.9	22.7
Sales and marketing	18.9	17.8
General and administrative	33.9	38.2

Total costs and expenses	252.1	173.3

Loss from operations	(139.4)	(69.9)
Investment income, net	3.1	2.0

Loss before income taxes and cumulative effect of change in accounting principle	(136.3)	(67.9)
Provision for income taxes	—	—

Loss before cumulative effect of change in accounting principle	(136.3)	(67.9)
Cumulative effect of change in accounting principle	(56.8)	—

Net loss	(193.1)%	(67.9)%

Three and Nine Months Ended January 31, 2004 and 2003

     Net Sales. Net sales for the third quarter of fiscal 2004 increased to $16.0 million from $8.1 million a year ago. Net sales for the nine month period ended January 31, 2004 decreased 1.0% over the same period a year ago to $29.7 million from $29.9 million. Of the $7.9 million increase in the third quarter, $600,000 is attributable to an increase in the net sales into the storage end market, $2.3 million resulted from an increase in the net sales into the data networking end market, $800,000 is from an increase into the telecom/metro end market, $3.6 million increase in the net sales into the military/governmental end market and a $600,000 increase in the net sales into the other end markets. Included in the amounts above is $8.6 million in sales from product lines acquired in the merger with Sterling.

     Net sales decreased $200,000 in the nine months ended January 31, 2004 over the comparable period last year. The decrease represents a $4.6 million decrease in the net sales into the storage end market and a $1.0 million decrease in the net sales into the telecom/metro end market. These decreases were offset in part by a $3.8 million increase in the net sales into the military/governmental end market, a $800,000 increase in the net sales into the data networking end market and a $800,000 million increase in net sales into other end markets. Included in the amounts above is $8.6 million in sales from product lines acquired in the merger with Sterling.

     Excluding the sales attributable to the product lines acquired from Sterling, sales decreased $700,000 and $8.8 million in the three and nine months ended January 31, 2004, respectively, over the comparable periods last year. The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog increased to $12.6 million as of January 31, 2004 from $5.0 million as of April 30, 2003. This increase reflects a significant increase in the backlog in our military/governmental end market and $4.8 million from the merger with Sterling. These increases were offset partially by decreases reflecting lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers in other end markets we service.

     License Fees and Royalties. License fees decreased to $400,000 in the three months ended January 31, 2004 from $3.3 million in the three months ended January 31, 2003. This decrease is primarily attributable to a $3.0 million lump sum one-time license payment in fiscal 2003. License fees decreased to $1.0 million in the nine months ended January 31, 2004 from $3.8 million in the nine months ended January 31, 2003. The decrease primarily relates to the $3.0 million lump sum payment in fiscal 2003 and was offset in part by receipt of higher royalties from 2 licensees in fiscal 2004. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales increased to $12.6 million in the three months ended January 31, 2004 from $11.5 million in the three months ended January 31, 2003 and decreased to $28.1 million for the nine months ended January 31, 2004 compared to $38.7 in the nine months ended January 31, 2003. Gross margin as a percentage of net sales improved to 21.4% in the three months ended January 31, 2004 from negative (41.3)% in the three months ended January 31, 2003. Approximately, 41.9 percentage points of the 62.7% increase was due to the decrease in prime costs and manufacturing costs, 17.4 percentage points from the product lines acquired in the merger with Sterling, 2.6 percentage points was due to the reduction in the charges for obsolete and slow moving inventory, and 0.8 percentage points for the sale of inventory previously considered excess and fully reserved.

     The gross margin increased to 5.4% for the nine months ended January 31, 2004 from negative (29.4)% in the comparable period last year. Approximately 11.0 percentage points of the 34.8% increase was due to the decrease in prime costs and manufacturing costs, 9.4 percentage points from the product lines acquired in the merger with Sterling, 13.6 percentage points was due to the reduction in the charges for obsolete and slow moving inventory, and 2.0 percentage points for the sale of inventory previously considered excess and fully reserved. These factors were offset 1.2 percentage points for severance pay relating to restructuring of operations.

     Cost of sales was charged approximately $1.7 million and $5.8 million in the nine months ended January 31, 2004 and 2003, respectively, for obsolete and excess inventory.

     Research and Development. Research and development expenses decreased to $2.1 million in the three months ended January 31, 2004 from $5.3 million in the three months ended January 31, 2003. The decrease of $3.2 million was due primarily to a $2.0 million decrease in costs of research and development facilities, a $1.1 million decrease in costs of personnel dedicated to research and development and $200,000 decrease in material and overhead cost related to major product development. These decreases were partially offset by $100,000 of research and development expenses attributable to the product lines acquired from Sterling.

     Research and development expenses decreased to $6.8 million in the nine months ended January 31, 2004 from $20.9 million in the nine months ended January 31, 2003, a $14.1 million reduction. During the nine months ended January 31, 2003, the Company incurred a $2.1 million charge for the write off of costs of the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. that was allocated to intangible in-process research and development, in accordance with SFAS No. 141. The balance of the decrease of $14.1 million was the result of a $4.8 million decrease in costs of research and development facilities, $4.3 million decrease in personnel costs dedicated to research and development and $3.0 million decrease in material and overhead cost related to major product development. These decreases were offset by $100,000 of research and development expenses attributable to the product lines acquired from Sterling.

     Sales and Marketing. Sales and marketing expenses increased to $2.4 million in the three months ended January 31, 2004 from $1.4 million for the three months ended January 31, 2003. This $1.0 million increase was due to increases of $800,000 in sales and marketing salaries, fringe benefits, bonuses and commissions, and $200,000 in field sales operating costs supporting our sales. The above amounts include $1.1 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

     Sales and marketing expenses decreased to $5.3 million in the nine months ended January 31, 2004 from $5.7 million in the comparable period last year. This $400,000 decrease was due to a $100,000 decrease in sales and marketing salaries, fringe benefits, bonuses and commissions and a $300,000 decrease in field sales operating costs supporting our sales volume. The above amounts include $1.1 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

     General and Administrative. General and administrative expenses increased to $4.9 million in the three months ended January 31, 2004 from $2.9 million in the comparable period last year. This $2.0 million increase was due to an increase of $2.2 million in general and legal expenses offset by a decrease of $200,000 in salaries, fringe benefits and bonuses. The amounts above include $1.0 million of general and administrative expenses attributable to the product lines acquired from Sterling.

     General and administrative expenses increased to $11.4 million in the nine months ended January 31, 2004 from $10.1 million in the comparable period last year. This increase of $1.3 million resulted from an increase of $3.8 million in general and legal expenses, offset by a reduction of $1.3 million in salaries, fringe benefits and bonuses and the $1.2 million gain on the sale of Bandwidth Semiconductor LLC. The amounts above include $1.0 million of general and administrative expenses attributable to the product lines acquired from Sterling.

     We operate in markets that experienced a severe economic downturn that began late in the third quarter of fiscal 2001 and continued through the third quarter of fiscal 2004 and, as a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 65 days at January 31, 2004 compared to 50 days at April 30, 2003.

     Investment Income, Net. Investment income, net of investment expense, decreased to $168,000 in the three months ended January 31, 2004 from $293,000 in the three months ended January 31, 2003 and decreased to $592,000 in the nine months ended January 31, 2004 from $931,000 in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances, and the decreases of this income in the three and nine months ended January 31, 2004 reflect the reduction of excess cash balances as well as lower interest rates throughout the market place during these periods.

     Income Taxes. During fiscal 2002, a valuation allowance was recorded to offset the carrying value of deferred tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $55.2 million were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience similar reductions in business levels during the nine months ended January 31, 2004, and an additional valuation reserve of $7.3 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2004.

     We have net operating loss carry forwards of approximately $140.8 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

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

Liquidity and Capital Resources

     Net cash used in operating activities totaled $14.1 million for the nine months ended January 31, 2004. The use of cash in operating activities resulted primarily from a net loss and the decrease of accounts payable and accrued expenses, offset in part by decreases in accounts receivable and inventories. Net cash used in operating activities totaled $20.2 million for the nine months ended January 31, 2003. The use of cash in operating activities resulted primarily from a net loss and decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

     Net cash from investing activities totaled $3.4 million in the nine months ended January 31, 2004, including $2.6 million for the purchase of equipment and facilities, a $6.5 million increase in short-term investments, offset by $4.4 million of proceeds from the sale of assets held for sale, and $8.1 million cash acquired in the merger with Sterling. Net cash used in investing activities totaled $2.7 million in the nine months ended January 31, 2003, including $2.8 million for the purchase of equipment and facilities, a $900,000 increase in short-

term investments, and $200,000 purchase price of Tsunami Optics, Inc. and Paracer, Inc., partially offset by $1.2 million of proceeds from the sale of assets held for sale.

          Net cash used in financing activities was $14.8 million in the nine months ended January 31, 2004, including a $2.8 million repayment on borrowings, a $12.0 million distribution to the former owners of Sterling, and $200,000 in treasury stock transactions, offset in part by $200,000 of proceeds from exercise of stock options. Net cash used in financing activities was $5.4 million in the nine months ended January 31, 2003, which represents repayments on borrowings.

          As of January 31, 2004, our principal source of liquidity was approximately $42.5 million in cash, cash equivalents and short-term investments. In connection with the Sterling acquisition, our net current assets increased approximately $9.6 million.

          Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require the Company to seek equity or debt financing. Our only cash commitments are (i) the repayment of long-term debt of approximately $3.8 million and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock. We also are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the Company’s achievement of $250 million in annual revenue or $500 million in market capitalization. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of long-term debt for the next 12 months. The settlement of current and future litigation may, however, significantly affect our cash position.

          We operate in markets that have experienced a severe economic downturn that began late in the third quarter of fiscal 2001. These conditions continued in the first nine months of fiscal 2004, during which we experienced significant decreases in net sales and incurred net losses, offset to a certain extent by the acquisition of Sterling. We expect the difficult industry conditions to continue for at least the next 6 to 12 months and they may continue for a longer period. Any continued or further decline in demand for our customers' products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

          Further, in order to propel overall industry growth and to encourage interoperability of supplier components, subsystems, systems and networks, various industry standards have evolved and are evolving which provide customers the opportunity to choose between vendors who have form, fit and function compatible products that are essentially interchangeable as second or third sources. As customers manage their supply chains more efficiently, pricing pressure increases on vendors, such as Stratos, reducing gross margins for similar products.

          In response to these conditions, we have implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs; however, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing costs and operating expenses if we are to return to profitability. If our efforts to increase our revenues and contain our costs are not successful, we will continue to incur net losses.

          We are also examining and pursing opportunities for improving gross margins and cash flow. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface which are solved by products offered by Stratos. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.

          Accordingly, we are examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We seek to create a customer-responsive organization which executes on demand and stands behind its customer's strategy. There is no assurance that these efforts will be successful.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company is subject to certain market risks, including foreign currency and interest rates. Although certain of our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view our investments in foreign subsidiaries with functional currencies other than the U.S. dollar as long-term. The primary currencies to which we are exposed are the pound sterling and Chinese renminbi.

          The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2003 and the first nine months of fiscal 2004.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a lawsuit may harm our business, financial condition or results of operations. Our management believes that the resolution of these lawsuits and legal proceedings will not have a significant effect on the Company’s business, financial condition or results of operations.

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

     In 2003, the Company agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters.

     In June 2002, Catherine Lego, as representative of the former shareholders of Tsunami Optics, Inc. (“Tsunami”) filed a lawsuit against the Company in the Superior Court of California, City and County of Santa Clara, relating to the Company’s acquisition of Tsunami in February 2002. The Company has removed the lawsuit to the federal district court for the Northern District of California. The complaint alleges, among other things, that the Company breached the acquisition agreement by failing and refusing to allow Tsunami to operate as a separate subsidiary in the ordinary course and by firing the Tsunami executives necessary to operate the business in the ordinary course, making it impossible for Tsunami to achieve the sales targets which were a condition precedent to plaintiff’s entitlement to receive an earnout payment of up to a maximum of $18 million. The complaint also alleges fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs are seeking $38 million in damages or, in the alternative, rescission of the acquisition agreement. The Company has filed a counterclaim which alleges, among other things, claims for fraud, breach of contract and violations of federal securities laws against Lego and several other shareholders and officers of Tsunami in connection with the acquisition of Tsunami. The counterclaim seeks compensatory and punitive damages. The Company believes that the plaintiffs’ claims in this lawsuit are without merit and intends to vigorously defend against these claims.

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

     We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include Infineon Technologies North America Corp. (Northern District of California), E2O, Inc. (District of Delaware), and Picolight, Inc. (District of Delaware). In these actions, the Company alleges that optoelectronic products sold by the defendants infringe numerous of the Company’s patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have asserted various affirmative defenses and filed counterclaims and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants. For example, Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of our patents. If successful, defendants are seeking attorneys’ fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six Stratos patents. The trial is now proceeding to the patent validity and damages phases.

     On or about March 6, 2003, Alcatel USA, Inc. (“Alcatel”), filed suit (District Court of Dallas County, Texas) against the Company and others, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy on the part of the defendants in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company denies that Alcatel is entitled to the relief it seeks. To date, this lawsuit has progressed only through the initial written discovery stage. The Company intends to defend this claim vigorously. To date, the Company and Alcatel have exchanged settlement offers and participated in settlement discussions.

Item 2. Changes in Securities and Use of Proceeds.

     (b) With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series B Preferred Stock ranks senior to the Company’s common stock.

     (d) Stratos’ registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-34864, was declared effective by the Commission on June 26, 2000. As adjusted for the 1-for-10 reverse stock split in October, 2002, a total of 1,006,250 shares of our common stock were registered pursuant to this registration statement. The managing underwriters for the offering were Lehman Brothers, CIBC World Markets, U.S. Bancorp Piper Jaffray, Robert W. Baird & Co., Tucker Anthony Cleary Gull, and Fidelity Capital Markets, a division of National Financial Services Corporation.

     These shares were sold by Stratos at an initial public offering price of $210.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875.

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos, were approximately $195 million. Uses of proceeds to date include $129.5 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode Electronics Inc. (“Methode”) subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

     Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any Stratos director or officer or any of their associates, to any persons owning 10 percent or more of our common stock, or to any Stratos affiliate.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held November 6, 2003. At this meeting, the Company solicited the vote of shareholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To adopt and approve the Agreement and Plan of Merger, dated as of July 2, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp., a direct wholly owned subsidiary of Stratos, and Sterling Holding Company, as amended as of August 19, 2003 and October 31, 2003 (the “Merger Agreement”), and the transactions contemplated thereby. The shareholders elected to adopt the proposal. The votes cast for and against the proposal were 3,909,816 votes for, 81,843 votes against and 11,673 abstentions.

(ii)	To elect two Class III directors, Brian J. Jackman and James W. McGinley, to hold office for three-year terms expiring at the 2006 annual meeting (or until either director’s successor is elected and qualified). Such nominees were elected to serve as directors of the Company. The votes cast for and against such nominees were as follows: (1) Brian J. Jackman, 5,870,027 votes for and 620,763 votes against, and (2) James W. McGinley, 4,828,403 votes for and 1,662,387 votes against. Charles Daniel Nelsen and Edward J. O’Connell continued as directors of the Company after the meeting.

(iii)	To adopt an amendment to the restated certificate of incorporation, as amended, to change the corporate name of the Company to “Stratos International, Inc.” The shareholders elected to adopt the amendment. The votes cast for and against the amendment were 6,440,908 votes for, 42,973 votes against, and 6,909 abstentions.

(iv)	To adopt the Stratos Lightwave, Inc. 2003 Stock Plan to permit the grant of stock options, restricted stock and stock appreciation rights. The shareholders elected to adopt the plan. The votes cast for and against the plan were 3,369,856 votes for, 577,661 votes against and 55,815 abstentions.

(v)	To adopt the Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan to allow eligible employees to be able to purchase shares of the Company’s common stock at a discount from the then current market price, without commissions or other charges. The shareholders elected to adopt the plan. The votes cast for and against the plan were 3,771,078 votes for, 173,787 votes against and 58,467 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

Exhibit
Number	Description of Document
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)
10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.10	Stratos Lightwave, Inc. Severance Plan (7)
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
99.1	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(10)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(11)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith

(b)	Reports on Form 8-K.

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

     On December 15, 2003, we filed an amended report on Form 8-K/A which amended the report on Form 8-K filed on November 12, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	Stratos International, Inc.

	By:	/s/ James W. McGinley

James W. McGinley President and Chief Executive Officer

	By:	/s/ David A. Slack

David A. Slack Senior Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)
10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.10	Stratos Lightwave, Inc. Severance Plan (7)
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)

Exhibit
Number	Description of Document
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
99.1	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(10)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(11)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith