Form 10-Q/A
period 2004-01-31
STRATOS INTERNATIONAL INC
filed 2004-03-26
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Stratos International, Inc. (“Stratos”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended January 31, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004 (the “Quarterly Report”), to amend Part II, Item 6 “Exhibits and Reports on Form 8-K” and the Exhibit Index of the Quarterly Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated Rule 13a-14(a)/15d-14(a) certifications by the Stratos principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

This amendment does not amend any other Items except those indicated above and except as expressly provided herein. The filing of this Form 10-Q/A shall not be deemed an admission that the original or amended filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

STRATOS INTERNATIONAL, INC.

INDEX

Page
PART II. OTHER INFORMATION	1
Item 6. Exhibits and Reports on Form 8-K	1
SIGNATURES	3
INDEX TO EXHIBITS	4
Certification of Principal Executive Officer
Certification of Principal Financial Officer

-i-

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)
10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.10	Stratos Lightwave, Inc. Severance Plan (7)
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)

Exhibit
Number	Description of Document
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)
10.17	Stratos Lightwave, Inc. 2003 Stock Plan (11)
10.18	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†
32.2	Section 1350 Certification of Chief Financial Officer†
99.1	Cautionary Statements†

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(10)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(11)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith
†	Filed as exhibit to Stratos International, Inc.'s Quarterly Report on Form 10-Q, filed March 15, 2004

(b)	Reports on Form 8-K.

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

Dated: March 26, 2004	Stratos International, Inc.

	By:	/s/ James W. McGinley

James W. McGinley President and Chief Executive Officer

	By:	/s/ David A. Slack

David A. Slack Senior Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Robert Scharf (7)
10.9	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.10	Stratos Lightwave, Inc. Severance Plan (7)
10.11	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley (9)
10.13	Amendment to Management Retention Agreement between the Registrant and David Slack (9)
10.14	Amendment to Management Retention Agreement between the Registrant and Robert Scharf (9)

Exhibit
Number	Description of Document
10.15	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (9)
10.16	Amendment to Stratos Lightwave, Inc. Severance Plan (9)
10.17	Stratos Lightwave, Inc. 2003 Stock Plan (11)
10.18	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†
32.2	Section 1350 Certification of Chief Financial Officer†
99.1	Cautionary Statements†

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 2, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(10)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(11)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith
†	Filed as exhibit to Stratos International, Inc.'s Quarterly Report on Form 10-Q, filed March 15, 2004