Form 10-K
period 2004-04-30
STRATOS INTERNATIONAL INC
filed 2004-07-29
CIK 1111721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2004

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the $.01 par value common stock of the registrant held by non-affiliates on October 31, 2003, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $40,976,174.

      The registrant had 14,286,363 shares of $.01 par value common stock outstanding as of July 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Filings made by companies with the Securities and Exchange Commission (“SEC”) sometimes “incorporate information by reference.” This means that the company is referring you to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document that you are reading. Portions of the proxy statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

      You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of the communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales, respectively; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to integrate Stratos and Sterling; (xxiv) impact on our earnings of application of the purchase method of accounting in connection with the Sterling merger; (xxv) our ability to realize benefits from consolidation of Sterling into the Mesa, Arizona facility; and (xxvi) the outcome of our process involving the exploration of various strategic alternatives. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the Sterling merger or other matters addressed in this document and attributable to Stratos or any person acting on either company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, Stratos undertakes no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

      See the cautionary statements included as Exhibit 99 to this annual report on Form 10-K for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

PART I

Item 1.	Business.

Overview

      Stratos designs, develops, manufacturers, and sells active and passive optical, optoelectronic and radio frequency (“RF”) and microwave components, subsystems and interconnect products used in telecom, enterprise, military and video markets. Our products are used in a variety of applications including Ethernet, synchronous optical network (“SONET”) and Fibre Channel applications for telecom/enterprise, tactical field communications for military, and high definition transport for video.

Industry Background

Increasing Demand for Higher Bandwidth

      Over the last decade, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications such as Internet access, e-commerce, e-mail, video conferencing, multimedia file transfers, the movement of large blocks of stored data across networks, the increasing need for large amounts of data access and transfer on the modern military battlefield, and the proliferation of high definition video in professional and consumer markets. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased both the amount of data and the distance it is transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks that is being addressed by higher bandwidth technologies.

Growth of High Bandwidth Technology in the Enterprise Market

      10 Gigabit Ethernet and Fast Ethernet in Local Area Networks (“LANs”). LANs interconnect computer users within an organization and allow users to share computer resources. Early LANs, which had relatively limited performance requirements, short connection distances and low transmission speeds, were generally interconnected using copper cabling. Most present day LANs use the Ethernet transmission protocol. As performance requirements, transmission distance and bandwidth requirements of network users have increased, transmission protocols have evolved to 100 Mbps Fast Ethernet, Gigabit Ethernet technology, and 10 Gigabit Ethernet technology which operates at 10,000 Mbps or 10 gigabits per second (“Gbps”). Each Ethernet switch port relies on a optical or copper subsystem to transmit and receive data.

      The scalability and migration capacity built into the Ethernet protocol allows original equipment manufacturers (“OEMs”) developing these systems to leverage their experience with this standard to transition to a higher data rate. This next generation of high data rate networking systems will require even higher performance subsystems and components.

      Fibre Channel in Storage Area Networks. Data storage technology is evolving rapidly. Early storage networks used a standard interface protocol known as the small computer systems interface or SCSI.

      To address the limitations of SCSI-based storage systems, the Fibre Channel standard was developed in the early 1990s. Fibre Channel allows devices to communicate with each other at rates up to 2.125 Gbps over distances up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. A new generation of Fibre Channel products operates at speeds of 4.25 Gbps. Fibre Channel also is scalable and the next generation of Fibre Channel, operating at speed of 8.50 Gbps is currently under development. Fibre Channel-based storage area networks (“SANs”) enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. Each Fibre Channel switch port relies on a subsystem to transmit and receive data.

Optical and RF Technology in Access, Metropolitan Area, Wide Area and Telecommunication Networks

      Access. The past several years have seen rapid growth of broadband services for business and residential customers. In particular, consumer demand for cable modem and DSL services, next generation cellular applications, and the proliferation of wireless access points, is pushing high bandwidth capacity requirements from the telecommunication central offices and cable television headends, to the edge of the network. This bandwidth demand has caused the telecom and cable television (“CATV”) service providers to embark on large network upgrades. These network upgrades require the use of higher bandwidth optical and coaxial technologies to be deployed closer to the end customer. Verizon’s announcement of a fiber to the home (“FTTH”) network deployment is an example of this trend. Another trend is the deployment of high speed coaxial DS3 signal rates from the central office into the remote terminal and premise wiring portions of the telecom network, extending bandwidth closer to the edge.

      Metropolitan and Wide Area Networks (“MANs” and “WANs”, respectively). The increased transmission capabilities of optical and RF technologies have allowed for the geographic extension of LANs and SANs through the use of extended networks, such as MANs and WANs. These networks enable enterprises to interconnect network systems throughout a corporate campus or wide geographic area rather than within a single building. Interconnections between network systems are performed by switches and routers that use optical and RF components and subsystems. These networks enable business enterprises to use their networks for enhanced applications, such as real-time backup data storage at longer distances for disaster protection. In addition, these networks offer organizations a cost-effective way to address increased bandwidth requirements.

      Telecommunication Networks. Optical and RF technology also is being used in high data rate telecommunication applications, including the intra-office connection of clusters of telecommunication switches based on the synchronous optical network (“SONET”) and asynchronous transfer mode (“ATM”) protocols. SONET switches and ATM access switches are often used in telecommunication networks to switch regional traffic and route long distance traffic. Newest generation networks are also applying Ethernet protocols to these telecommunication networks. In these core networks, multiple switches are often grouped together within a service provider’s central office network. The interconnections between these systems are commonly provided by RF and optical interconnects.

Optical, RF, and Microwave Technology in Military and Aerospace Applications

      Modern militaries are becoming increasingly dependent on high data rate communications and smart weapons, creating a network centric battlefield, where the application of high bandwidth communication technologies is combined with design attributes suitable for the harsh environment in which they are deployed. In avionics applications, the high bandwidth and light weight of optical systems serves to increase the performance of aircraft. Tactical field communications use optical and RF technologies to quickly deploy reliable high bandwidth networks in the battlefield. Microwave cable and connector technology is a vital element of phased array radar systems used for threat warning by the military.

      Militaries are often supplied their systems and technology by large system integrators. These system integrators typically have strong expertise in system level design and function, with significantly less expertise in component and subsystem. They rely on their suppliers for component and subsystem level expertise, requiring that their suppliers understand both the technology and their particular application environment.

Demands on Suppliers of Optical, RF, and Microwave Subsystems and Components

      The ability to send high data rate signals over longer distances depends not only on optical and electronic transceiver technology, but also on the performance of the fiber optic and electronic connections within the network. The demand for increasing bandwidth places continued emphasis on the need for high quality optical connectivity in critical applications such as in telecommunications, enterprise, military, and video networks, where the transmission of higher data rates over long distances has pushed the limits of signal integrity. Optical and electronic connections within networks may degrade the signal and can substantially reduce the distance over which signals can reliably be sent. The market demands for networks with ever increasing data rates over longer distances have driven the need for high bandwidth subsystems and components that provide the critical interconnections between devices within these high data rate network systems.

      Network equipment manufacturers and military system integrators increasingly rely on highly integrated subsystem suppliers to rapidly develop major elements of their systems. These suppliers allow network equipment OEMs and system integrators to better focus on their core competencies in overall product design, specifically differentiating product benefits, marketing and distribution. We expect this trend to continue, with network equipment OEMs and military system integrators outsourcing an increasing percentage of their non-core functions to contract manufacturers and integrated subsystem suppliers.

Products

      Stratos has built a broad range of standardized and custom broadband data communication products, through its optoelectronic, passive fiber, RF and Microwave product families.

      Stratos optoelectronics products encompass a broad range of standardized, multi-source agreement compliant (“MSA”) and custom active fiber optic components including embedded and removable transceivers, multi-channel optical links and custom integrated modules used in telecom, storage, data networking, military, video and industrial applications. These products support a wide variety of protocols including Gigabit Ethernet, Fibre Channel and SONET and address a wide range of wavelengths and transmission distances.

      The Optoelectronics product offering consists of (i) MSA transceivers for telecom/enterprise, (ii) specialty transceivers, (iii) military and harsh environment components and subsystems, and (iv) video components and subsystems.

MSA Transceivers for Telecom/ Enterprise

Stratos designs, manufactures and markets a broad product line of MSA transceivers for the telecom/enterprise market including low-cost small form factor (“SFF”) and small form factor pluggable (“SFP”) modules, which can be produced in high volumes. Stratos’ MSA transceivers offering includes 1x9, gigabit interface converter (“GBIC”), SFF, SFP, and coarse wave division multiplexing (“CWDM”) SFP form factors in multiple laser variations for short, medium and long reach applications.

Specialty Transceivers

Stratos manufactures a line of specialty transceivers based upon less commonly manufactured standard and non-standard form factors and protocols. These products leverage the Company’s packaging, miniaturization and optoelectronic expertise and offer smaller modules with enhanced performance characteristics that are not available from other suppliers.

Military and Harsh Environment Components and Subsystems

Stratos optoelectronics products for the military market meet the shock and vibration requirements of military and harsh environment applications. We sell specialized transceivers and custom integrated modules designed to meet specific customer requirements, including Active Bulkheads, which combine a transceiver media converter and expanded beam connection in a single integrated package.

Video Components and Subsystems

Stratos provides optoelectronic solutions specifically designed for the transport of standard definition and high definition video signals. These products include transceivers, media converters and subsystems.

      Stratos also sells a family of passive fiber optics and assemblies and for various end markets such as telecom, military and oil and gas. The Fiber Optics product line consists of (i) CWDM components and modules, (ii) optical flex circuits and multifiber assemblies, (iii) harsh environment connectors, (iv) specialty fiber components and assemblies, and (v) connectors and cable assemblies.

CWDM Components and Modules

Stratos manufactures and sells 4, 8 and 16-channel multiplexer and demultiplexer modules, one to four channel optical add/drop modules (“OADM”), integrated modules with pluggable and discrete active components and a dense wave division multiplexing (“DWDM”) interleaver product. The products are typically customized to the specific needs of the Company’s telecom and enterprise customers.

Optical Flex Circuits and Multifiber Assemblies

Stratos has proprietary, automated and software driven optical flex circuit manufacturing expertise. Using that expertise, the Company develops custom circuit cards and backplane solutions for specific customer requirements.

Harsh Environment Connectors

Stratos supplies expanded beam and physical contact harsh environment connectors to the military and other end markets. Stratos’ expanded beam connector technology uses optics to expand the beam of light at the end of the fiber, making the connector less susceptible to performance degradation due to dust, debris, moisture, shock and vibration. Stratos also has developed a series of physical contact connectors to address additional applications.

Specialty Fiber Components and Assemblies

Stratos manufactures its specialty fiber components and assemblies in its UK facility. Capabilities at this facility include laser machining and shaping of fibers, glass-to-metal hermetic sealing, fiber metallization as well as active device and polarization maintaining fiber termination. Products include custom optical subassemblies for transceiver and device manufacturers in single and multifiber applications. Stratos has developed these specialized products for the medical device, military fiber sensor and oil and gas markets.

Connectors and Cable Assemblies

Stratos incorporates industry standard connectors in support of its optical flex circuit, CWDM, harsh environment connector and specialty businesses, and also sells these standard products to customers.

      Since the acquisition of Sterling, Stratos sells two product lines in RF and microwave interconnect products under the Trompeter and Semflex brand names. Trompeter Electronics, Inc. (“Trompeter”) provides RF coaxial interconnects for the telecom, military, and video markets. Semflex, Inc., a subsidiary of Stratos (“Semflex”) manufactures and sells microwave frequency bulk cable and cable assembly for the military, aerospace, and test instrumentation markets.

RF Connectors for Military/ Aerospace

Trompeter produces impedance controlled Twinax and Triax RF connectors that enable high frequency electrical performance in the military environments. Applications for the military/aerospace RF connector products include MIL-STD-1553 databus couplers, forward battlefield command centers, satellite equipment and hermetic interconnects.

RF Connectors for Telecom

Trompeter’s BNC and mini-BNC connectors are used in telecom applications such as DS3 cross connects (“DSX”). The company’s product offering in this space includes the 75 ohm DS3 Coaxial BNC series, the mini-BNC series, Western Electric Company (“WECo”) and mini-WECo patch plugs and various other interconnect jacks.

RF Connectors for Video

Trompeter is a provider of 75 ohm BNC connectors and patch jacks for video applications. In addition to these products, the Company also sells a line of, WECo, and mini-WECo patch jacks and patch panels. Its products are used in applications such as station signal management and mobile production vehicles.

RF Cable Assemblies

Trompeter manufacturers coaxial cable assemblies, servicing primarily telecom service providers and their central office installers as well as military communications shelter manufacturers.

Patch Products and Outside Plant

Within the telecommunications network, the point where the network responsibility transfers from one network operator to another is known as the demarcation point. Trompeter’s BNC panels and interconnect modules give a network operator a network access point immediately adjacent to this demarcation, enabling them to assure a quality handoff, and to avoid service calls for network problems beyond their control. In addition, these products allow customers to access network points without disconnection, avoiding service disruption.

For the military, Trompeter supplies triax patch panels for shelters and battlefield communication centers for several US military branches.

Microwave Cable and Cable Assemblies

The Microwave Cable and Cable Assemblies business, operated under the Semflex brand, designs and manufactures flexible microwave frequency coaxial cable and custom cable assemblies for the military/aerospace, commercial OEM and test instrumentation markets. In addition, Semflex manufactures some custom connectors, adapters, phase trimmers and other components to meet special application requirements, usually associated with the cable assemblies being built.

Microwave Cable

Semflex primarily manufactures high performance, flexible microwave cable. Semflex makes cable with a process that delivers low attenuation characteristics over length and at microwave frequencies. This capability allows low-loss tuned cable assemblies where the performance of the cable is matched to the connector design.

Microwave Cable Assemblies

Semflex cable assemblies are typically phase matched microwave frequency custom designs of both the cable and connector for a variety of military, precision test, and wireless applications. Typical customers for microwave cable assemblies are military and aerospace firms.

Customers

      During fiscal 2004, sales to General Dynamics UK Ltd. and Tellabs and their respective contract manufacturers amounted to 6% and 3%, respectively, of consolidated net sales. For fiscal 2003, our two largest customers and their respective contract manufacturers accounted for 13% of our net sales, with Redfern Broadband and Qlogic accounting for 8% and 5% of our consolidated net sales.

Backlog

      Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2004 and April 30, 2003, our backlog was approximately $13.0 million and $5.0 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.

Sales, Marketing and Technical Support

      We market and sell our products domestically and internationally through our direct sales force, local resellers and manufacturers’ representatives. Specifically, we have established relationships with resellers and manufacturers’ representatives in North America, Europe, South America, Asia and various other countries.

Sales and Technical Support

      The Company sells through a team of representative distributors and direct sales professionals across North America, Europe and Asia. The Company’s sales teams are organized into three groups including Stratos Lightwave (active and passive components and subsystems), Trompeter (RF interconnect) and Semflex (microwave cable and cable assemblies). The Company maintains three sales organizations to capture the strong brand identity each has developed in its respective marketplace.

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

Marketing

      The marketing group is responsible for developing marketing strategies and programs that support the sale of Stratos’ products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support, (ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote the Company’s broad lines of active and passive optical, and RF and microwave components and subsystems, (iv) public relations covering new products, applications and design wins, (v) market research to support R&D investment and investor relations activity, (vi) corporate branding to create a consistent message across the Stratos Lightwave, Trompeter and Semflex brands, and (vii) interaction with its customers in industry associations and standards committees to promote and further enhance active and passive interconnection technologies, and increase Stratos’ visibility as industry experts.

Competition

      The market for optical, RF and microwave subsystems and components is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are:

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

      For optoelectronics, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. For fiber optics, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. For RF products we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Huber+Suhner, WL Gore Associates, Inc. and a large number of smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, distribution and other resources than we do, and as a result, may be able to:

•	respond more quickly to new or emerging technologies or standards and to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their products; and

•	deliver competitive products at a lower price.

      In addition, some of our existing and potential customers are also current and potential competitors. These companies may attempt to integrate their operations by producing their own subsystems or components or by acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

Manufacturing

      Stratos provides integrated engineering and manufacturing capabilities at each of its three manufacturing locations, including product design, fabrication, assembly, packaging and testing, and delivers quality assurance through its ISO 9001:2000 certified processes and procedures. The Company also has proprietary processes such as autocalibration and automated multifiber polishing to ensure it meets stringent customer requirements. The Company’s integrated engineering/manufacturing business model allows it to reduce development times and respond to customer needs.

Production by Location

Location	Optoelectronics	Fiber Optics	RF and Microwave

Chicago, Illinois	• Telecom/enterprise MSA and specialty transceivers • Military and video components and subsystems • Has intercompany optical sales to the Fiber Optics group	• CWDM components and modules • Optical flex circuits and multifiber assemblies • Harsh environment assemblies

Mesa, Arizona			• RF connectors, cable assemblies and patch components and panels • Microwave cable • Microwave connectors and components • Microwave cable assemblies

Haverhill, United Kingdom		• Harsh environment connectors and assemblies • Specialty fiber components and assemblies

      Chicago, IL — In May 2003, Stratos began to consolidate all of its North American optical manufacturing into its Chicago, IL facility. That process is complete and the Company currently manufactures all of its optoelectronic products, CWDM components and modules, optical flex circuits and multifiber assemblies, and harsh environment assemblies for the domestic market in this 89,360 square foot facility. The facility includes two high-capacity pick and place lines, surface mount (“SMT”) capability, wave and convection-reflow soldering systems, automated and semi-automated chip-to-wire bonding equipment, and custom laser welding systems.

      The Company’s optical flex circuit products are assembled by a proprietary, software-driven automated fiber routing and embedding system, along with semi-automated multi-fiber connector polishing machines and processes.

      The CWDM operation features micro-optic alignment equipment and processes. The Company has also developed proprietary test methods to increase throughput of these multi-wavelength modules.

      The facility also includes extensive test laboratories with Telcordia, Highly Accelerated Life Test (“HALT”) and Highly Accelerated Stress Screen (“HASS”) capabilities, a stereolithography system for rapid prototyping, 3,000 square feet of clean-room capacity and an in-house toolroom.

      The Chicago, IL operations are ISO 9001:2000 certified and operate under a JD Edwards ERP system.

      Mesa, AZ — In July 2003, Sterling began to consolidate all of the manufacturing for Trompeter and Semflex products into the Mesa, AZ facility. This consolidation is now largely complete and all Trompeter and Semflex products are manufactured in the Mesa facility. The 50,000 square foot, two building complex includes a full function vertically-integrated manufacturing facility for Semflex’s low loss, tape wrapped, flexible microwave cable line, close coupled with a medium capacity machining facility with significant computer-controlled turning, milling and drilling capability for turn-key production. This operation also produces medium and low volume Swiss screw machine type contacts for the Trompeter RF connector line.

      In addition, the Mesa facility houses a recently installed automated nickel plating line, primarily for the Trompeter connector business as well as a recently upgraded gold plating line used for all RF and microwave contacts in support of all product lines. Many of the other RF connector product line components are sourced from various low cost suppliers. The facility also houses a multi-shift assembly and test capability for all product lines. Additionally, Stratos owns approximately 4.5 acres of land adjacent to the Mesa facility that it can use for future expansion needs.

      The Mesa, AZ facility is ISO 9001 registered and meets the requirements of MIL-Q-9858A and other military standard requirements.

      Haverhill, UK — Stratos’ Haverhill, UK facility currently manufactures the Company’s harsh environment connectors and cable assemblies and specialty fiber products in 30,000 square feet of leased space. The harsh environment connector components are produced with a seven axis machining center and two micro-turn lathes, featuring 0.1 micron repeatability. Metrology equipment supports production, quality and development and includes ultra high precision air gauging (up to 0.1mm accuracy), a three micron accuracy measuring center, environmental test chambers and a tensile load tester.

      The specialty fiber components and assembly business is supported by a Class 10,000 clean room, Electro Static Discharge (“ESD”) flooring, high vacuum plasma vapor deposition (“PVD”) equipment, an RF induction heating system, a high power CO2 laser machining and cleaving center, and a scanning electron microscope.

Research and Development

      As of April 30, 2004, we had 74 employees engaged in research and development, including 3 engineers with Ph.Ds. Our research and development expenses were $9.3 million, $40.2 million and $28.1 million in fiscal 2004, 2003 and 2002, respectively.

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

Technology and Intellectual Property

      Stratos has a rich history of product innovation and has been a pioneer in developing several optical devices. This innovation has allowed the Company to amass a strong IP portfolio, certain segments of which it has crossed-licensed with leading technology companies including Agilent, IBM and Tyco. The Company collects licensing fees through upfront payments and/or ongoing royalties. As of April 30, 2004, Stratos had approximately 105 U.S. patents issued and 32 pending patent applications for innovations in the areas of optoelectronics, optical interconnects and RF and microwave applications. The Company protects its other proprietary information such as know-how through trade secrets.

Active Components and Subsystems (Optoelectronics)

      Stratos has a number of issued patents and pending patent applications in the areas of electromagnetic interference (“EMI”) and radio frequency interference (“RFI”), specifically relating to the electromagnetic energy emissions from the space between the optoelectronic device and the chassis of the host device. Additionally, Stratos conceived and developed the idea of a hot pluggable optoelectronic device and maintains patents for its electrical grounding solutions, which essentially every optoelectronic transceiver including the GBICs, SFPs, SFFs and 1x9s must use to meet EMI standards.

      Separate from providing solutions for EMI and RFI problems, Stratos also has patents covering certain aspects of the electrical circuit architecture or electrical circuit operation of optoelectronic devices. These patents cover functions such as a laser feedback system, a laser diode stabilizer, a transceiver module having variable voltage capability, and an optoelectronic transceiver having an adaptable logic level signal detect output.

      In connection with its Paracer acquisition in 2002, Stratos acquired many pending patent applications related to the emerging field of parallel transmission optoelectronic devices, such as transmitters, receivers and transceivers. The Company has two issued patents and eleven pending patent applications in this area.

Active Integrated Modules and Passive Components and Subsystems (Fiber Optics)

      Stratos has developed a number of fiber management solutions that organize optical fibers through “flex circuitry” or bonding fibers to flexible substrates and use a radio frequency identification (“RFID”) tag that is specifically applied to fiber optic systems. These solutions enable operators to organize and manage their numerous optical fibers interconnecting their host devices. The RFID system enables operators to associate a specific optical fiber with a specific port of a host device. Stratos has eleven issued patents related to the design or manufacturing of flex circuitry, including optical and electrical flex circuitry, and has a pending patent application related to the application of RFID techniques to optical systems.

      In addition, Stratos has many issued patents that relate to various aspects of optical connectors. Stratos also has patents that cover certain aspects of single fiber ferrules, multifiber ferrules and metallization of an optical fiber.

RF and Microwave Interconnect Products (RF/ Microwave)

      Stratos, through Trompeter and Semflex, has an intellectual property portfolio consisting of patents and trade secrets for RF and microwave connectors and cross connects. One innovation includes a visual indicator to ensure a plug-side connector is fully engaged with a jack-side connector so as to form an electrical connection. The visual indication allows the operator to notice from a distance that the electrical hardware is properly engaged, which is more cost effective than an operator having to manually verify each connection. This function is especially valuable when the electrical hardware is in buildings which are subject to shock and vibration.

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

Employees

      As of May 1, 2004, the Company had approximately 598 employees, including 21 senior level corporate executives and administrative employees. The table below categorizes employees by function and location.

Stratos Employees at May 1, 2004

	Chicago,	Mesa,	Haverhill,
Category	Illinois*	Arizona**	UK	Total

Manufacturing	119	223	59	401
Design & Development	51	8	16	75
Process Engineering	15	3	2	20
Sales/ Marketing	22	22	6	50
Finance	7	8	3	18
Human Resources	2	3	1	6
Executive/ Admin/ IT/ Legal	16	11	1	28

Total Employees	232	278	88	598

*	Includes 2 manufacturing, 12 research & development, and 2 administrative personnel located in Melbourne, Florida; 1 research & development and 2 sales/marketing personnel located in Mountain View, CA; and 2 sales/marketing personal in Hauppauge, NY.

**	Includes 1 manufacturing, 7 research & development, 15 sales and marketing, and 12 administrative personnel located in Westlake, CA.

Executive Officers of the Registrant

      The following table sets forth information concerning our executive officers as of July 22, 2004:

Name	Age	Positions

James W. McGinley	49	President, Chief Executive Officer and Director since April 2000. Mr. McGinley was President of Methode Electronics, Inc. from August 1998 through June 2000. Mr. McGinley served as President of Methode Electronics’ Optical Interconnect Products Division from January 1995 through July 1998. Mr. McGinley was a director of Methode until 2004.
David A. Slack	51	Executive Vice President of Finance and Chief Financial Officer since September 2002 and Vice President, Finance and Chief Financial Officer since April 2000. Mr. Slack served as the Chief Financial Officer of the Optoelectronics Group of Methode Electronics from March 27, 2000 through April 2000. From 1993 through March 27, 2000, Mr. Slack served as Director of Finance, Chief Financial Officer and Director of Information Technology of Bretford Manufacturing, Inc., a manufacturer of furniture, carts, mounts, screens and other equipment.
Richard C.E. Durrant	43	Executive Vice President of the Passive Subsystems Group since September 2002 and the Managing Director of our Stratos Limited subsidiary since its acquisition in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fibre Optic Europe Ltd. from 1997 through April 2000. From 1993 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.
Joe D. Norwood	62	Executive Vice President of Stratos and President and CEO of Sterling Holding Company. Mr. Norwood has served as President and Chief Executive Officer of Sterling since 2001. Also, in 2002 and 2003, Mr. Norwood served as a director of Corona Optical systems, Inc. During 2001, he served as Executive Vice President and Chief Operating Officer of Sterling; from 1997 to 2001, he was President of Sterling’s Trompeter Electronics subsidiary. He served as Vice President of Amphenol Corporation in charge of their RF/ Microwave and Fiber Optic Products divisions from 1986 until 1992 and again from 1995 to 1996 as a Vice President of their Time Fiber Communications subsidiary. From 1992 to 1994 he served as a Vice President of ITT Cannon.

Geographic Areas

      Information concerning our operations in different geographic regions is set forth in Note 15 to our financial statements included in Item 15 of this annual report on Form 10-K.

Available Information

      We make available free of charge through our website, www.stratoslightwave.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports may also be obtained without charge by contacting Investor Relations, Stratos International, Inc, 7444 West Wilson Avenue, Chicago, Illinois 60706, phone 708-867-9600. Our

Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties.

			Own vs. Lease
Location	Function	Sq. Ft.	(Lease Expiration)

Active Operations
Chicago, IL	Corporate headquarters, administrative offices, sales and marketing, research and development facilities and primary optical subsystems manufacturing facility	89,360	Owned
Mesa, AZ	RF/ Microwave administrative offices, sales and marketing, research & development facilities and manufacturing facility	50,000	Owned
Haverhill, UK	Administrative offices, sales and marketing, research and development facilities and manufacturing facility for fiber optic passive products	30,000	Leased (2010)
Westlake Village, CA	RF/ Microwave administrative, sales & marketing office	11,668	Leased (Nov/2004)
Melbourne, FL	Military Subsystems administrative offices and research & development facilities	7,752	Leased (June/2007)

Inactive Facilities
Chicago, IL	Limited use	61,590	Owned currently being sold
Mountlake, WA	Limited use	2,178	Leased (Aug/2006) $7,100 a month
Mountain View, CA	Limited use	38,000	Leased (Aug/2007) $62,000 a month
Hauppauge, NY	Limited use	20,000	Leased (Sept/2004) $20,000 a month

Item 3.	Legal Proceedings.

Legal Proceedings

      From time to time, the Company becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. The Company believes that the resolution of these lawsuits and legal proceedings will not have a significant effect on the Company’s business, financial condition or results of operations.

      The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York, The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

      In 2003, the Company agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement.

      In February 2002, Stratos acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against the Company alleging, among other things, that the Company breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that it believed were necessary to operate the business and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. The Company filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleges fraud, breach of contract and violations of federal securities laws. The counterclaim seeks compensatory and punitive damages.

      In April 2004, the Court entered an order in favor of the Company to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The alleged damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remain unchanged at $38 million. The Company believes that the plaintiffs’ remaining claims are without merit and intends to vigorously defend against these claims. The court denied the plaintiff’s motion to dismiss the Company’s counterclaims of fraud and violations of federal securities law and granted the plaintiff’s motion to dismiss the allegation of breach of contract. This action is currently set for trial on October 19, 2004.

      In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against the Company alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell seeks unspecified damages, punitive damages and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims. This action is currently set for trial on August 23, 2004.

      In March 2003, Alcatel USA, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and the Company executed a written settlement agreement resolving all disputes and the Company expects that by the end of August 2004, Alcatel and the Company will execute and deliver mutual releases and the matter will be dismissed with prejudice.

      We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include E2O, Inc. (District of Delaware), and Picolight, Inc. (District of Delaware). In these actions, the Company alleges that optoelectronic products sold by the defendants infringe numerous of the Company’s patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have asserted various affirmative defenses and filed counterclaims and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants. For example, Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of our patents. If successful, defendants are seeking attorneys’ fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six Stratos patents. The trial is now proceeding to the patent validity and damages phases.

      The Company’s management believes that the resolution of these lawsuits will not have a significant effect on the Company’s business or financial condition.

      During fiscal 2003 and 2002, the Company settled several patent infringement cases. As a result of these settlements, the Company received lump-sum payments of approximately $5.8 million in fiscal 2003, and $1.0 million in fiscal 2002, which were recorded as license fees and royalties in the consolidated statement of operations. In addition, the Company received $2.5 million in fiscal 2004 and will receive $5.5 million in fiscal 2006, respectively, from the settlement of one case in fiscal 2003. The present value of these amounts were recorded as license fees and royalties in the fiscal 2003 consolidated statement of operations. Legal fees in connection with some of these matters of approximately $1.0 million in fiscal 2002 were classified in general and administrative expenses. In addition, the Company is entitled to fixed future payments and/or ongoing royalty payments based on a percentage of sales of licensed products. The timing and/or the amount of these payments is not within the Company’s control. Also, in certain circumstances, the Company is entitled to other future economic benefits. Subsequent to April  30, 2004, the Company also received a net payment of $2.0 million related to the settlement of a patent infringement case.

      In addition, certain litigation and other claims arising in the normal course of business are pending against the Company. Management believes that the resolution of this Company’s litigation will not have a significant effect on the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the three-month period ended April 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock is currently traded on the Nasdaq National Market under the symbol “STLW.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal Year Ended April 30, 2004:
First Quarter	$6.76	$4.19
Second Quarter	$6.41	$4.97
Third Quarter	$8.29	$6.08
Fourth Quarter	$7.42	$4.95

Fiscal Year Ended April 30, 2003:
First Quarter	$2.94	$0.76
Second Quarter	$3.69	$0.25
Third Quarter	$8.83	$3.17
Fourth Quarter	$4.48	$2.63

      The high and low closing sales prices above have been restated, when applicable, to reflect a 1 for 10 reverse split effected on October 21, 2002.

      The closing price of our common stock on July 22, 2004 was $4.25. The approximate number of stockholders of record on July 22, 2004 was 467, excluding shares held in street name.

      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. Any payment of dividends in the future will be at the discretion of the Board of Directors of the Company.

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

      The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by Stratos, were approximately $195 million. Uses of proceeds to date include $134.4 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode Electronics Inc. (“Methode”) subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, research and development and the payment of any dividends that may be declared by the Board of Directors of the Company. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

      Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price in connection with our Stratos Lightwave-Florida acquisition which was paid to two former officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any

Stratos director or officer or any of their associates, to any persons owning 10 percent or more of our common stock, or to any Stratos affiliate.

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2004.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	606,144	$9.70	214,651
Equity compensation plans not approved by security holders	39,024	$6.58	75,976

Total	645,168	$9.51	290,627

      The Company’s only equity compensation plan not approved by security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). Following shareholder approval of the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Plan”) on November 6, 2003, no additional awards may be granted under the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2002 Plan prior to November 6, 2003. See Note 8 to our financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

      You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

      The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2004, 2003 and 2002 and the consolidated balance sheet data as of April 30, 2004 and 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2001 and 2000 and the consolidated balance sheet data as of April 30, 2002, 2001 and 2000 are derived from consolidated audited financial statements not included in this report.

	Fiscal Year Ended April 30,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue:
Net sales	$49,379	$37,236	$56,387	$126,902	$71,785
License fees and royalties	1,444	14,398	3,622	4,873	1,459

	50,823	51,634	60,009	131,775	73,244
Cost and expenses:
Cost of sales(1)	42,317	63,114	64,713	89,617	48,064
Research and development(2)	9,274	40,208	28,087	14,729	7,045
Sales and marketing	8,225	7,063	7,999	9,146	6,724
General and administrative(3)	20,666	45,675	37,349	13,367	5,361

Total costs and expenses	80,482	156,060	138,148	126,859	67,194

Income (loss) from operations	(29,659)	(104,426)	(78,139)	4,916	6,050
Investment income, net	777	1,117	3,368	7,770	—

Income (loss) before income taxes	(28,882)	(103,309)	(74,771)	12,686	6,050
Provision for income taxes (credit)	(1,797)	—	(2,581)	3,510	2,260

Income (loss) before cumulative effect of a change in accounting principle	(27,085)	(103,309)	(72,190)	9,176	3,790
Cumulative effect of a change in accounting principle	—	(16,982)	—	—	—

Net income (loss)	(27,085)	(120,291)	(72,190)	9,176	3,790
Preferred stock dividend requirements	(142)	—	—	—	—

Net income (loss) attributable to common shareholders	$(27,227)	$(120,291)	$(72,190)	$9,176	$3,790

Net income (loss) per share, basic and diluted:(4)
Before cumulative effect of a change in accounting principle	$(2.60)	$(14.12)	$(11.06)	$1.47	$0.70
Cumulative effect of a change in accounting principle	—	(2.32)	—	—	—

Net income (loss)	(2.60)	(16.44)	(11.06)	1.47	0.70
Preferred stock dividend requirements	(0.01)	—	—	—	—

Net income (loss) per share attributable to common shareholders	$(2.61)	$(16.44)	$(11.06)	$1.47	$0.70

Weighted average number of common shares outstanding
Basic	10,444	7,317	6,525	6,246	5,403

Diluted	10,444	7,317	6,525	6,281	5,403

(1)	Cost of sales for fiscal 2004, 2003 and 2002 includes $1,925, $6,805 and $13,835, respectively, for charges for obsolete and slow moving inventory and $363, $900 and $8,300, respectively, of expenses related to the restructuring of operations. In addition, cost of sales for fiscal 2003 includes $16,400 of charges for impairment of long-lived assets. See Note 4 to Consolidated Financial Statements.

(2)	Research and development expenses for fiscal 2003 includes $16,900 of charges for impairment of long-lived assets and a $2,070 charge to in-process research and development. Fiscal 2004 and 2003 includes $475 and $1,100, respectively, of expenses related to the restructuring of operations. Research and development expenses for fiscal 2002 include $6,300 of expenses as the result of the Company’s change of its policy on research and development expenses. Such expenses would have been classified as cost of sales under the previous policy. It is not practicable to determine the effect this change would have had on prior years. See Note 4 to Consolidated Financial Statements.

(3)	General and administrative expenses for fiscal 2004 includes $910 of charges for impairment of long-lived assets, $740 of lease obligations for limited use facilities, and $2,100 for the settlement of litigation, offset in part by a $1,200 gain on the sale of Bandwidth Semiconductor LLC. Fiscal 2003 includes $28,400 of charges for impairment of goodwill and $3,800 of charges for impairment of long-lived assets. General and administrative expenses for fiscal 2004, 2003 and 2002 include $545, $910 and $22,400, respectively, of expenses related to the restructuring of operations. See Notes 3 and 4 to Consolidated Financial Statements.

(4)	Net income (loss) per share for fiscal 2002, 2001 and 2000 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

	As of April 30,

	2004	2003	2002	2001	2000

	(In thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$15,501	$43,649	$61,020	$125,438	$537
Working capital	52,974	65,100	98,040	178,514	17,748
Total assets	129,050	118,175	251,776	280,448	61,137
Long-term obligations, less current portion	801	298	6,569	—	—
Shareholders’ equity	104,779	101,045	220,480	254,899	52,962

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of several factors, including the cautionary statements included in Exhibit 99 to this annual report on Form 10-K.

Overview

      In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and Microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Company stock valued at $36.0 million and $2.8 million of acquisition related costs. Our financial statements, including our results of operations, commencing on November 6, 2004, reflect the acquisition of Sterling.

      In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

      On May 19, 2004, we announced that our board of directors had decided to explore various strategic alternatives to maximize shareholder value, including a possible sale of the Company. In that connection, our board of directors has formed a committee and has retained CIBC World Markets Corp. as its exclusive financial advisor. There can be no assurance that a transaction will result involving the Company.

      We develop, manufacture and sell optical, RF, and microwave components and subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military, aerospace, video, government security, oil and gas, and other industrial markets and applications. We plan to continue to diversify our end markets and expand our product offerings through internal and, possibly, external growth. Our products are compatible with the various standards used in these applications, including Gigabit Ethernet, Fast Ethernet, Fibre Channel, and synchronous optical network (“SONET”), and other standards dictated by the application of our products.

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

      License fees and royalties represent payments received from licensees of our patented technology, which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2004 to 2024. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

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

Critical Accounting Policies

Accounts Receivable

      We sell products primarily to various OEMs and distributors. Sales to these customers have varying degrees of collection risk associated with them. Management assesses collection risk and the related allowance for doubtful accounts based on the aging of accounts, historical experience and the customer’s financial condition.

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

Revenue Recognition

      Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. We establish a reserve for returns based on any known and anticipated returns and accordingly adjust revenue, accounts receivable and inventories.

Customer Returns

      It is our policy to establish a reserve for customer returns based on any known returns and anticipated returns based on past experience and accordingly adjust revenue, accounts receivable and inventories.

      Customer demand is a changing dynamic. Occasionally, we have and will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of contemplated future business from that customer. We will continue to consider these requests in the future, however, we are not able to predict the amount of any such returns.

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

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended April 30,

	2004	2003	2002

Revenue:
Net sales	100.0%	100.0%	100.0%
License fees and royalties	2.9	38.7	6.2

Total	102.9	138.7	106.2
Cost and expenses:
Cost of sales	85.7	169.5	114.4
Research and development	18.8	108.0	49.8
Sales and marketing	16.7	19.0	14.2
General and administrative	41.8	122.5	66.4

Total costs and expenses	163.0	419.0	244.8
Loss from operations	(60.1)	(280.3)	(138.6)
Investment income, net	1.6	3.0	6.0

Loss before income taxes	(58.5)	(277.3)	(132.6)
Provision for income taxes (credit)	(3.6)	—	(4.6)

Loss before cumulative effect of a change in accounting principle	(54.9)	(277.3)	(128.0)
Cumulative effect of a change in accounting principle	—	(45.6)	—

Net Loss	(54.9)	(322.9)	(128.0)
Preferred Stock dividend requirements	(0.2)	—	—
Net Loss attributable to common shareholders	(55.1)%	(322.9)%	(128.0)%

Fiscal Years Ended April 30, 2004 and 2003

      Net Sales: Net sales increased to $49.4 million in fiscal 2004 from $37.2 million in fiscal 2003. This $12.2 million increase represents a $9.1 million increase in the net sales into the military/governmental end market, $3.3 million increase into the data networking end market, $1.5 is from an increase into the telecom/metro end market and $4.4 million from an increase in sales into other end markets. These increases were offset in part by a $6.1 million decrease of net sales into the storage end market. Included in the amounts above is $19.6 million in sales from product lines acquired in the merger with Sterling.

      Excluding the sales attributable to the product lines acquired from Sterling, sales decreased $7.4 million in the year ended April 30, 2004 over fiscal 2003. The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog increased to $13.0 million as of April 30, 2004 from $5.0 million as of April 30, 2003. This increase reflects a significant increase in the backlog in our military/governmental end market and $4.1 million from the merger with Sterling. These increases were offset partially by decreases reflecting lower customer demand for our products, customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers in other end markets we service.

      License Fees and Royalties. License fees and royalties decreased to $1.4 million in fiscal 2004 from $14.4 million in fiscal 2003. The decrease primarily relates to lump sum payments of approximately $5.8 million from the receipt of license and royalty payments in association with the settlement of several patent infringement cases in fiscal 2003. In addition, the Company recorded in fiscal 2003 the present value of $2.5 million and $5.5 million of license and royalty payments received in fiscal 2004 and to be received in fiscal 2006, respectively, from the settlement of a patent infringement case. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

      Cost of Sales and Gross Margins. Cost of sales decreased to $42.3 million in fiscal 2004 from $63.1 million in fiscal 2003. Gross profit as a percentage of net sales, or gross margin, increased to 14.3% in fiscal 2004 from negative 69.5% in fiscal 2003. Approximately 68.8 percentage points of the 83.8 percentage point increase in gross margin was the result of the increase in sales and the reduction in prime costs and manufacturing costs, mainly charges related to impairment of long-lived assets in fiscal 2003. Approximately 14.4 percentage points of the increase was due to the reduction in charges for obsolete and slow moving inventory and 1.4 percentage points was attributable to the sale of approximately $710,000 of inventory that was previously considered excess and fully reserved. These factors were offset by 0.8 percentage points due to expenses related to restructuring charges.

      Cost of sales was charged approximately $1.9 million, $6.8 million and $13.8 million in fiscal 2004, 2003 and 2002, respectively, to increase the reserve for obsolete and excess inventory.

      Research and Development. Research and development expenses decreased to $9.3 million in fiscal 2004 from $40.2 million in fiscal 2003. The $30.9 million decrease was primarily due to a reduction of $16.9 million in charges related to impairment of long-lived assets and a $2.0 million reduction in a charge for the write off of costs of the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. that was allocated to intangible in-process research and development. The balance of the $30.9 million decrease was the result of a $6.7 million decrease in costs of research and development facilities, $4.5 million decrease in personnel costs dedicated to research and development and $1.0 million decrease in material and overhead cost related to major product development. These decreases were offset by $200,000 in research and development expenses attributable to the product lines acquired from Sterling.

      Sales and Marketing. Sales and marketing expenses increased to $8.2 million in fiscal 2004 from $7.1 million in fiscal 2003. This increase was due to an increase of $1.0 million in sales and marketing salaries, fringe benefits, bonuses and commissions, and $200,000 in field sales operating costs supporting our sales volume. The above amounts include $2.7 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

      General and Administrative. General and administrative expenses decreased to $20.7 million in fiscal 2004 from $45.7 million in fiscal 2003. This $25.0 million decrease was due primarily to a reduction of a $28.4 million charge for goodwill impairment in fiscal 2003, a reduction of $2.9 million in charges related to impairment of long lived assets other than goodwill, a $1.0 million decrease in corporate management costs and a $1.2 million gain on the sale of Bandwidth Semiconductor LLC. These decreases were offset in part by $2.1 million for the settlement of litigation, $740,000 of lease obligations for limited use facilities, a $3.6 million increase in general expenses and $2.1 million of general and administrative expenses attributable to the product lines acquired from Sterling.

      We operate in markets that experienced a severe economic downturn that began late in the third quarter of fiscal 2001 and continued throughout fiscal 2004 and, as a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable decreased to 57 days at April 30, 2004 compared to 64 days at April 30, 2003.

      Investment Income, Net. Investment income, net of investment expense, decreased to $800,000 in fiscal 2004 from $1.1 million in fiscal 2003. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2004 reflects the reduction of excess cash balances as well as lower interest rates throughout the marketplace during this period.

      Income Taxes. The Company has recorded a valuation allowance against deferred income tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $55.3 million were recorded at April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience operating losses during fiscal year 2004, and an additional valuation allowance of $9.9 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal 2004.

      We have net operating loss carry forwards of approximately $157.0 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

      Cumulative Effect of a Change in Accounting Principle. Effective May 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and performed a transitional goodwill impairment test as of that date. As a result, it was determined that the goodwill of our active optical subsystems reporting unit had been impaired and recorded a one-time noncash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations. See Note 3 to the Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.

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

      We operate in markets that are currently experiencing a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many of our customers began to stretch their payment terms. Days sales in accounts receivable increased to 64 days at April 30, 2003 compared to 52 days at April 30, 2002. During the first quarter of fiscal 2002, we identified customers that we considered to be high risk relative to the collection of accounts receivable. Based upon this review, we recorded an additional $2.1 million provision for doubtful accounts in the first quarter of fiscal 2002.

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

      Cumulative Effect of a Change in Accounting Principle. Effective May 1, 2002, the Company has adopted the provisions of SFAS No. 142, and performed a transitional goodwill impairment test as of that date. As a result, it was determined that the goodwill of our active optical subsystems reporting unit had been impaired and recorded a one-time noncash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations. See Note 3 to the Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.

Liquidity and Capital Resources

      Net cash used in operating activities totaled $18.1 million, $22.8 million and $20.2 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The use of cash in operating activities for fiscal 2004 resulted primarily from the net loss and increase in inventories offset in part by the decrease in accounts receivable, other assets and the increase in accounts payable and accrued expenses. The use of cash in operating activities in fiscal 2003 and 2002 resulted primarily from the net loss and a decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.

      Net cash provided by investing activities was $5.6 million and $11.9 million in fiscal 2004 and fiscal 2003, respectively. These amounts reflect the net proceeds from the sale of short-term investments, the proceeds from the sale of assets held for sale, and in fiscal 2004, $8.1 million cash acquired in the merger with Sterling (net of acquisition expenses), offset in part by the purchases of equipment and facilities in both fiscal years and the net purchase of short term investments in fiscal 2004. Net cash used in investing activities in fiscal 2002 was $43.5 million related primarily to acquisitions, purchases of equipment and facilities and the purchase of short-term investments. We expended $8.1 million for the acquisition of substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc. in May 2001 and $4.6 million (net of cash received) for the acquisition of Tsunami Optics, Inc. in February 2002. In addition, the Company acquired $2.8 million in cash from the acquisition of all the outstanding common stock of Paracer, Inc. in March 2002.

      Net cash used in financing activities for fiscal 2004 represents repayments on long-term borrowings, a $12.0 million distribution to the former owners of Sterling to satisfy a liability assumed in the acquisition, $217,000 in treasury stock transactions and $142,000 of dividends on preferred stock, offset in part by $261,000 of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal 2003 and fiscal 2002 represents repayments on long-term borrowings.

      As of April 30, 2004, our principal source of liquidity was approximately $37.0 million in cash, cash equivalents and short-term investments.

      Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require the Company to seek equity or debt financing. Our only cash commitments are (i) the repayment of long-term debt of approximately $3.0 million and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock. We also are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the Company’s achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, if a change of control of the Company occurs, the Series B Preferred Stock becomes redeemable for an aggregate of $5 million, subject to upward adjustment under certain circumstances relating to market price of the Company’s Common Stock. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of long-term debt for the next 12 months. The settlement of, or an adverse result in, current and future litigation may, however, significantly affect our cash position and capital requirements. To the extent that the Company needs to or deems it advisable to seek equity or debt financing in connection with any of the foregoing, no assurance can be given that such financing will be available, or that it will be available on favorable terms.

      We operate in markets that have experienced a severe economic downturn that began late in the third quarter of fiscal 2001. These conditions continued in fiscal 2004, during which we experienced significant decreases in net sales and incurred net losses, offset to a certain extent by the acquisition of Sterling. We expect the difficult industry conditions to continue for at least the next 6 to 12 months and they may continue for a longer period. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

      We are also examining and pursuing opportunities for improving gross margins and cash flow. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface which are solved by products offered by Stratos. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.

      Accordingly, we are examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We seek to create a customer-responsive organization which executes on demand and stands behind its customers’ strategy. There is no assurance that these efforts will be successful.

      The Company’s contractual obligations as of April 30, 2004 are as follows:

	Payment due by period (in thousands)

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$3,031	$2,230	$801	$—	$—
Operating Lease Obligations	4,414	1,181	2,219	762	252
Purchase Obligations	6,547	6,547	—	—	—

Total	$13,992	$9,958	$3,020	$762	$252

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The Company is subject to certain market risks, including foreign currency and interest rates. Although certain of our subsidiaries enter into transactions in currencies other than their functional currency, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiaries to U.S. dollars. We generally view as long-term our investments in foreign subsidiaries with functional currencies other than the U.S. dollar. The primary currency to which we are exposed is the pound sterling.

      The Company does not have exposure to interest rate risk related to its debt obligations because the interest rates are fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company experienced such reductions in these rates during fiscal 2003 and fiscal 2004.

Item 8.	Financial Statements and Supplementary Data.

      See “Stratos International, Inc. Index to Financial Statements” on page F-1. Such Financial Statements and the notes related thereto are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and procedures.

      As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our filings with the SEC. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders (our “Proxy Statement”) is incorporated herein by reference. See also the section captioned “Executive Officers of the Registrant” in Part I, Item 1 of this annual report on Form 10-K.

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is filed as Exhibit 14 to this annual report on Form 10-K. The code of ethics is also published at our website at www.stratoslightwave.com.

Item 11.	Executive Compensation.

      Information regarding executive compensation is included under the captions “Executive Compensation” and “Comparison of Stockholder Return” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding the security ownership of certain beneficial owners and management is included under the caption “Stock Ownership” in our Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is included in Part II, Item 5 of this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions is included under the caption “Related Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

      Information regarding principal accountant fees and services is included under the caption “Independent Accountants” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. Financial Statements. The financial statements and the notes related thereto listed under “Stratos International, Inc. Index to Financial Statements” on page F-1 are filed as part of this annual report on Form 10-K.

      2. Financial Statement Schedule. Schedule II — Valuation and Qualifying Accounts and reserves is filed as part of this annual report on Form 10-K.

      3. Exhibits Required by Item 601 of Regulation S-K and Paragraph (c) below.

      See response to Item 15(c) below.

      (b) Reports on Form 8-K. The following table indicates the filing date and the items reported in the current reports on Form 8-K that we filed in the fourth quarter of fiscal 2004.

Date Filed	Items Reported

March 9, 2004	Furnishing(i) a press release announcing financial results for the third quarter ended January 31, 2004 and (ii) the transcript of a conference call held to discuss financial results for the third quarter ended January 31, 2004

      (c) Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
3.1	Restated Certificate of Incorporation of Registrant (12)
3.2	Bylaws of Registrant(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (10)
4.1	Specimen certificate representing the common stock(1)
4.2	Specimen Certificate representing the Series B Preferred Stock (12)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC(2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent(9)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (10)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (10)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers**(1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated(3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc.(4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies(5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc.(6)
10.6	Management Retention Agreement between the Registrant and James McGinley**(7)

Exhibit
Number	Description of Document

10.7	Management Retention Agreement between the Registrant and David Slack**(7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant**(7)
10.9	Stratos Lightwave, Inc. Severance Plan**(7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley**(8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack**(8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant**(8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan**(8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan** (10)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (10)
14	Stratos International, Inc. Code of Business Conduct and Ethics*
21	List of Subsidiaries*
23	Consent of Ernst & Young LLP*
24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/ A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/ A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

      (d) Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves is filed as part of this annual report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS INTERNATIONAL, INC.

By:	/s/ JAMES W. MCGINLEY

James W. McGinley
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. McGinley and David A. Slack, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended April 30, 2004 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ JAMES W. MCGINLEY James W. McGinley	Director, President and Chief Executive Officer (Principal Executive Officer)	July 29, 2004

/s/ DAVID A. SLACK David A. Slack	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2004

/s/ BRIAN J. JACKMAN Brian J. Jackman	Director	July 29, 2004

/s/ CHARLES DANIEL NELSEN Charles Daniel Nelsen	Director	July 29, 2004

/s/ EDWARD J. O’CONNELL Edward J. O’Connell	Director	July 29, 2004

Signature	Title	Date

/s/ REGINALD W. BARRETT Reginald W. Barrett	Director	July 29, 2004

/s/ PHILIP A. HARRIS Philip A. Harris	Director	July 29, 2004

/s/ DAVID Y. HOWE David Y. Howe	Director	July 29, 2004

/s/ NEWELL V. STARKS Newell V. Starks	Director	July 29, 2004

William T. Comfort III	Director	July 29, 2004

STRATOS INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Stratos International, Inc.

      We have audited the accompanying consolidated balance sheets of Stratos International, Inc. and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos International, Inc. and subsidiaries as of April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective May 1, 2002.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

June 18, 2004

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,

	2004	2003

	(in thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,501	$43,649
Short-term investments	21,488	17,879
Accounts receivable, less allowance (2004 — $358; 2003 — $414)	12,544	7,701
Inventories:
Finished products	2,831	864
Work in process	1,042	797
Materials	12,091	6,133

	15,964	7,794
Recoverable income taxes	4,176	2,391
Prepaid expenses	1,326	2,083

Total current assets	70,999	81,497
Other assets:
Goodwill and other indefinite lived assets	6,110	—
Intangible assets, net of amortization	14,665	621
Assets held for sale	4,441	3,484
Other	5,879	6,321

	31,095	10,246
Property, plant and equipment:
Land	1,721	1,071
Buildings and building improvements	11,374	20,230
Furniture and fixtures	18,586	18,029
Machinery and equipment	59,849	54,337

	91,530	93,667
Less allowances for depreciation	64,574	67,415

	26,956	26,252

Total assets	$129,050	$118,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,422	$5,063
Salaries, wages and payroll taxes	2,563	2,039
Other accrued expenses	4,810	2,967
Current portion of long-term debt	2,230	6,331

Total current liabilities	18,025	16,400
Long-term debt, less current portion	801	298
Deferred income taxes	445	82
Minority interest	—	350
Redeemable preferred stock	5,000	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; 50,000 shares issued and outstanding at April 30, 2004 (None at April 30, 2003)	—	—
Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 14,265,510 and 7,342,081 shares at April 30, 2004 and 2003, respectively	143	74
Additional paid-in capital	319,212	284,254
Accumulated deficit	(210,633)	(183,406)
Unearned compensation	(3,809)	—
Foreign currency translation adjustments	114	154
Cost of shares in treasury	(248)	(31)

Total shareholders’ equity	104,779	101,045

Total liabilities and shareholders’ equity	$129,050	$118,175

See notes to consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended April 30,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenue:
Net sales	$49,379	$37,236	$56,387
License fees and royalties	1,444	14,398	3,622

Total	50,823	51,634	60,009
Cost and expenses:
Costs of sales	42,317	63,114	64,713
Research and development	9,274	40,208	28,087
Sales and marketing	8,225	7,063	7,999
General and administrative	20,666	45,675	37,349

Total costs and expenses	80,482	156,060	138,148

Loss from operations	(29,659)	(104,426)	(78,139)
Investment income, net	777	1,117	3,368

Loss before income taxes	(28,882)	(103,309)	(74,771)
Income tax credit	(1,797)	—	(2,581)

Loss before cumulative effect of a change in accounting principle	(27,085)	(103,309)	(72,190)
Cumulative effect of a change in accounting principle	—	(16,982)	—

Net loss	(27,085)	(120,291)	(72,190)
Preferred stock dividend requirements	(142)	—	—

Net loss attributable to common shareholders	$(27,227)	$(120,291)	$(72,190)

Net loss per share attributable to common shareholders, basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(2.60)	$(14.12)	$(11.06)
Cumulative effect of a change in accounting principle	—	(2.32)	—

Net loss	(2.60)	(16.44)	(11.06)
Preferred stock dividend requirements	(0.01)	—	—

Net loss per share attributable to common shareholders	$(2.61)	$(16.44)	$(11.06)

Weighted average number of common shares outstanding:
Basic	10,444	7,317	6,525

Diluted	10,444	7,317	6,525

See notes to consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained		Foreign
		Additional	Earnings		Currency		Total	Comprehensive
	Common	Paid-In	(Accumulated	Unearned	Translation	Treasury	Shareholders’	Income
	Stock	Capital	Deficit)	Compensation	Adjustments	Shares	Equity	(Loss)

	(in thousands, except shares)
Balance at April 30, 2001	$641	$245,538	$9,075	$—	$(355)	$—	$254,899
Common stock issued in acquisitions of subsidiaries	87	37,624					37,711
Net loss			(72,190)				(72,190)	$(72,190)
Foreign currency translation adjustments					60		60	60

Balance at April 30, 2002	728	283,162	(63,115)	—	(295)	—	220,480	$(72,130)

Issuance of 507,700 shares of restricted common stock	5	427					432
Exercise of options for 2,455 shares of common stock		6					6
Purchase of 251,959 shares of common stock for treasury						(31)	(31)
Effect of 1 for 10 reverse split	(659)	659					—
Net loss			(120,291)				(120,291)	$(120,291)
Foreign currency translation adjustments					449		449	449

Balance at April 30, 2003	74	284,254	(183,406)	—	154	(31)	101,045	$(119,842)

Issuance of 745,351 shares of restricted common stock	7	3,802		(3,809)			—
Exercise of options for 98,675 shares of common stock	1	260					261
Purchase of common stock for treasury						(217)	(217)
Dividend on redeemable preferred stock			(142)				(142)
Issuance of 6,082,000 shares of common stock in the acquisition of Sterling Holding Company	61	30,896					30,957
Net loss			(27,085)				(27,085)	$(27,085)
Foreign currency translation adjustments					(40)		(40)	(40)

Balance at April 30, 2004	$143	$319,212	$(210,633)	$(3,809)	$114	$(248)	$104,779	$(27,125)

See notes to consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended April 30,

	2004	2003	2002

	(in thousands)
Operating activities:
Net loss	$(27,085)	$(120,291)	$(72,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	16,982	—
Provision for depreciation	6,280	13,600	11,768
Provision for amortization	894	552	847
Provision for goodwill impairment	—	28,429	8,493
Provision for asset impairment	910	39,175	13,715
Provision for losses on accounts receivable	461	331	326
Provision for obsolete and overstock inventory	1,925	6,805	13,835
Provision for deferred income taxes	—	—	421
Minority interest	(350)	(148)	21
Gain on sale of assets held for sale	(1,305)	—	—
Changes in operating assets and liabilities:
Accounts receivable	27	213	16,302
Inventories	(2,309)	1,222	(976)
Prepaid expenses and other assets	1,746	(4,578)	(428)
Accounts payable and accrued expenses	730	(5,082)	(12,348)

Net cash used in operating activities	(18,076)	(22,790)	(20,214)
Investing activities:
Purchases of property, plant and equipment	(3,268)	(2,126)	(22,778)
Purchases of short-term investments	(38,603)	(30,479)	(54,700)
Sales of short-term investments	34,994	43,500	44,200
Acquisitions, net of cash acquired	8,120	(189)	(9,961)
Sale of assets held for sale	4,381	1,209	—
Other	—	—	(275)

Net cash provided by (used in) investing activities	5,624	11,915	(43,514)
Financing activities:
Repayments on long-term borrowings	(3,598)	(6,496)	(690)
Dividends on preferred stock	(142)	—	—
Net proceeds from exercise of stock options	261	—	—
Purchase of shares for treasury	(217)	—	—
Distribution to former owners of acquired company to satisfy assumed liability	(12,000)	—	—

Net cash used in financing activities	(15,696)	(6,496)	(690)

Net decrease in cash and cash equivalents	(28,148)	(17,371)	(64,418)
Cash and cash equivalents at beginning of period	43,649	61,020	125,438

Cash and cash equivalents at end of period	$15,501	$43,649	$61,020

Supplement schedule of non cash investing and financing activities:
Long-term debt (including current portion) incurred in exchange for the purchase of software and equipment for information technology system	$—	$—	$9,084
Common stock issued in acquisition of subsidiaries	30,957	—	37,711
Issuance of shares of restricted common stock	3,809	432	—

See notes to consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies

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

      Short-term investments. Short-term investments represent short-term corporate debt that is available for sale to meet working capital needs. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in investment income.

      Accounts receivable. Accounts receivable represent amounts due from customers for products shipped or services provided. An allowance for doubtful accounts is maintained based on an assessment of the customer’s financial condition and historical bad debt experience. Collateral or other security is generally not required for trade accounts receivable.

      Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. In fiscal 2004, 2003 and 2002, the Company incurred charges of $1,925, $6,805 and $13,835, respectively, to write-off inventory considered obsolete or excessive to fulfill future sales estimates.

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

      Advertising. The Company expenses all advertising costs as incurred. Advertising expenses in fiscal 2004, 2003 and 2002 were $474, $295 and $548, respectively.

      Revenue recognition. Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. The Company handles returns by replacing, repairing or issuing credit for defective products when returned. Returns were $133, $929 and $5,816, respectively, in fiscal 2004, 2003 and 2002. The Company establishes an allowance for returns based on any known and anticipated returns. At the end of each of the years, the amount recorded as a reserve for returns was not significant to the consolidated financial statements.

      The Company operates in markets that were affected by a severe economic downturn that began late in the third quarter of fiscal 2001 and escalated during the first quarter of fiscal 2002. As a result, many customers began to experience excess inventory levels and requested permission to return merchandise for which they had previously accepted delivery or declined to accept delivery of the merchandise after shipment from our facility. The majority of this activity took place during the first six months of fiscal 2002. In consideration of the contemplation of future business, the Company did accept return of merchandise previously shipped to certain customers during fiscal 2002. The amount of returns for these shipments were approximately $3,700 in fiscal 2002. In addition, returns for shipments declined by the customers amounted to approximately $640. Similar return levels were not experienced in fiscal 2004 and 2003.

      Shipping and handling fees and costs. The Company includes shipping and handling costs in costs of sales.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      License fees and royalties. License fees and royalties represent revenue from license agreements for patented technology which also is used by the Company in its optical subsystems. The license agreements generally provide for fixed up-front payments and/or future fixed payments or continuing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond the Company’s control. Accordingly, the amount recorded in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2004 to 2024. Legal settlements received related to present infringement cases are also considered to be royalties because such amounts are in settlement of previous use of the Company’s technology and products by third parties.

      Income taxes. The Company files consolidated U.S. and state income tax returns as required. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company assesses on an ongoing basis the need for valuation reserves against net deferred tax assets.

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

      During fiscal 2003 the Company reviewed the carrying value of its long-lived assets (excluding goodwill) in light of significant declines in sales, earnings and cash flows and determined that substantially all of the Company’s long-lived assets would not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded in fiscal 2003 non-cash charges of $37,105 to reduce the carrying value of these long-lived assets to their fair value. See Note 4 to Consolidated Financial Statements.

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

      Assets held for sale. Assets held for sale represent real property that is no longer in use and is being actively marketed for sale. Management expects to complete these sales transactions within a one-year period. The Company recorded a charge of $910 in fiscal 2004 to adjust the carrying value of assets held for sale to their estimated net realization value.

      Foreign currency translation. The functional currencies of the Company’s foreign subsidiaries are local currencies. Accordingly, the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments as a result of the translation process are included in accumulated other comprehensive income.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      Intangibles. Prior to fiscal 2003, the excess of purchase price over the estimated fair value of net assets of acquired companies has been amortized on a straight-line basis over 25 years. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the excess purchase price for the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. was not amortized because the acquisitions occurred after July 1, 2001.

      In accordance with the provisions of SFAS No. 142, the Company performed the transitional goodwill impairment evaluation during the second quarter of fiscal 2003. This transitional impairment test resulted in an impairment of goodwill of approximately $16,982 as of May 1, 2002. This one-time non-cash charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for fiscal 2003.

      In addition, in accordance with the provisions of SFAS No. 142, the Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2003 and 2004. The fiscal 2003 review indicated additional impairment existed and a non-cash charge of approximately $28,429 classified as general and administrative in the Consolidated Statement of Operations for fiscal 2003, was recorded. No additional impairment charges were recorded in fiscal 2004.

      In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, amounts assigned to purchased in-process research and development in a purchase business combination must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070 charge to in-process research and development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Consolidated Statement of Operations for fiscal 2003.

      Financial instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair values of these investments approximates their net carrying values.

      Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

	Fiscal Year Ended April 30,

	2004	2003	2002

Net loss attributable to common shareholders, as reported	$(27,227)	$(120,291)	$(72,190)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of the related tax effect	(2,040)	(6,766)	(22,049)

Pro forma net loss attributable to common shareholders	(29,267)	$(127,057)	$(94,239)

Basic and diluted loss per share, as reported	$(2.61)	$(16.44)	$(11.06)
Basic and diluted loss per share, pro forma	(2.80)	(17.36)	(14.40)

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. The Company’s current restructuring plan, initiated in fiscal 2003, was not accounted for under SFAS No. 146. The Company recorded a pre-tax charge of approximately $3,100 when Company management approved the current restructuring plan. If the Company had accounted for this restructuring plan under SFAS No. 146, $400 of the $3,100 charge would have been recognized as incurred and not accrued in fiscal 2003.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have any effect on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), which requires variable interest entities (commonly referred to as “SPEs”) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective for the Company during its third quarter 2004. The adoption of FIN 46 had no effect on the Company.

Reclassifications

      Certain amounts previously reported in fiscal 2003 and 2002 have been reclassified to conform with the presentation used in fiscal 2004.

Note 2.	Business Combinations

Fiscal 2004

      In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and Microwave

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5,000 and a contingent value of up to an additional $6,250 based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38,755, consisting of common and preferred shares of Company stock valued at $35,957 and $2,798 of acquisition related costs.

      In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

Fiscal 2002

      On March 28, 2002, the Company acquired all of the outstanding common stock of Paracer, Inc. for approximately 5.5 million shares of the Company’s common stock valued at $21,832, and $482 in cash. In addition, the Company assumed approximately $1,000 of debt, net of cash acquired. At the time of the acquisition, Paracer designed and manufactured parallel optics transceivers and subsystems.

      On February 4, 2002, the Company acquired all of the outstanding common stock of Tsunami Optics, Inc. in exchange for approximately 3,200,000 shares of the Company’s common stock valued at $15,879, and $4,774 in cash. In addition, the Company assumed approximately $5,900 of debt, plus certain expenses in connection with the transaction, including a loan of approximately $3,800 made by the Company to Tsunami prior to the acquisition. The $3,800 loan was converted to additional capital subsequent to the acquisition. At the time of the acquisition, Tsunami developed and manufactured innovative fiber optic components and modules.

      On May 31, 2001, the Company purchased substantially all of the net assets of the Optical Flexcircuits division of Advanced Interconnection Technology, Inc., a manufacturer of fiber optic circuits located in Hauppauge, New York, for $8,117 in cash including costs of acquisition.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      The allocation of the purchase price to the net assets acquired was as follows:

	Sterling	Advanced
	Holding	Interconnection	Tsunami
Amount Allocated To:	Company	Technology	Optics, Inc.	Paracer, Inc.

Assets acquired:
Cash	$10,918	$—	$79	$3,144
Accounts receivable	5,312	—	162	30
Inventories	7,785	559	827	—
In process research and development	—	—	130	1,940
Developed technology	3,185	—	490	6,020
Computer software	700	—	87	66
Company trade names	2,700	—	660	540
Customer relationships	10,800	—	—	—
Deferred income taxes	7,572	—	—	—
Property, plant and equipment	8,489	318	1,286	1,237
Other	3,099	50	417	299

Total assets	60,560	927	4,318	13,276
Liabilities assumed:
Notes payable	—	—	2,118	3,722
Accounts payable	1,430	—	1,254	156
Accrued expenses	3,673	180	350	719
Dividend payable	12,000	—	—	—
Deferred income taxes	8,112	—	—	—

Total liabilities	25,215	180	3,722	4,597

Net assets acquired	35,345	747	416	8,679
Goodwill	3,410	7,370	20,237	13,635

Purchase price	$38,755	$8,117	$20,653	$22,314

Cash paid, including transaction costs	$2,798	$8,117	$4,774	$482
Stock consideration	35,957	—	15,879	21,832

Total purchase price	$38,755	$8,117	$20,653	$22,314

      Independent valuation specialists identified $17,385 of intangible assets in the acquisition of Sterling. These intangible assets and their associated useful lives are as follows (in thousands):

	Amount	Useful Life

Patents and related technology	$3,185	14.25 years
Developed software	700	5.00 years
Tradenames	2,700	Indefinite
Customer relationships	10,800	12.50 years

	$17,385

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      On April 30, 2004, the Company assigned its 60% interest in MP Optical Communications L.L.C. to the minority shareholder of that entity. As a result of the assignment, the Company realized a net gain of approximately $114.

      The above-described acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies have been included in the Company’s consolidated financial statements from their respective dates of acquisition. Had the acquisitions been made as of the beginning of fiscal 2002, unaudited pro forma sales and operating results would have been as follows:

		Acquired	Pro Forma
	Stratos	Companies	Adjustments	Consolidated

Net Sales:
Year Ended April 30, 2004	$49,379	$17,601	$—	$66,980
Year Ended April 30, 2003	37,236	38,704	—	75,940
Year Ended April 30, 2002	56,387	46,430	—	102,817

Net Loss:
Year Ended April 30, 2004	(27,085)	(5,825)	(997)	(33,907)
Year Ended April 30, 2003	(120,291)	2,297	(1,994)	(119,988)
Year Ended April 30, 2002	(72,190)	(12,896)	(1,994)	(87,080)

Net Loss per Share, basic and diluted
Year Ended April 30, 2004	(2.61)	(.56)	(.09)	(3.26)
Year Ended April 30, 2003	(16.44)	.31	(.27)	(16.40)
Year Ended April 30, 2002	(11.06)	(1.98)	(.31)	(13.35)

      The pro forma adjustments represent additional depreciation of the step-up in value of fixed assets and amortization of intangibles of Sterling.

      The pro forma results reported above are not necessarily indicative of future results.

      Because of current tax regulations, the goodwill related to the acquisition of Sterling cannot be deducted for federal and state income tax purposes.

Note 3.	Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to annual impairment tests in accordance with the Statements. Intangible assets with finite lives continue to be amortized over those useful lives. Goodwill amortization expense in fiscal 2002 was $848 ($0.13 per share). The non-amortization of goodwill provisions of SFAS No. 142 were adopted at the beginning of fiscal 2003.

      Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In connection with the Tsunami and Paracer acquisitions, the Company recorded a $2,070 charge to in-process research and

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

development during the second quarter of fiscal 2003. The charge has been classified as research and development in the Consolidated Statement of Operations for fiscal 2003.

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

      During the second quarter of fiscal 2003, the Company performed its transitional goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that the goodwill associated with the active optical subsystems reporting unit was impaired since the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to the second step of the test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company did not obtain independent valuations of unrecognized intangible assets or fixed assets since the unit’s fair value indicated full impairment of its goodwill.

      Significant negative industry and economic trends affecting the Company’s current and future operations, and therefore future cash flows, contributed to the transitional impairment test resulting in an impairment of goodwill related to the active optical subsystems reporting unit of $16,982. This non-cash charge is classified as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for fiscal 2003.

      Effective February 1, 2003, the Company performed its annual impairment review of goodwill utilizing similar procedures that it used to perform its transitional goodwill impairment test described above. Results of this review indicated that an impairment existed within the passive optical subsystems reporting unit since the estimated fair value of the assets of this unit, based on expected future discounted cash flows to be generated by the unit, was less than their carrying value. Pursuant to this test, the Company compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all of its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying value. The Company performed these tests after applying the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to identifiable intangible assets and fixed assets. The unit’s fair value determined by these tests indicated full impairment of its goodwill.

      Continued significant negative industry and economic trends affecting the Company’s current and future operations, and therefore future cash flows, contributed to the annual impairment test resulting in an impairment of goodwill related to the passive optical subsystems reporting unit of approximately $28,429. This non-cash charge is reflected in general and administrative expenses in the Consolidated Statement of Operations for fiscal 2003. No additional impairment charges were recorded in fiscal 2004.

      Annual expense for intangible assets subject to amortization is expected to approximate $1,500 in each of the next five years.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

Note 4.	Impairment of Long-Lived Assets

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be evaluated for impairment. The general process requires consideration of whether indicators of impairment are present. If present, a determination whether the sum of the estimated undiscounted future cash flows attributable to the long-lived assets is less than their carrying value. If less, to recognize an impairment loss based on the excess of the carrying amount of the long-lived assets over their respective fair value.

      During the third and fourth quarters of fiscal 2003 the Company gathered information to determine if the indicators of impairment were present. Early in the fourth quarter it became apparent that the sustained downturn in business under the Company’s current business model was not able to generate sufficient cash flows and the pursuit of a new direction for the Company was necessary. It was the decision of management to formulate a plan for presentation to the Board of Directors during the fourth quarter that would deploy its core competency into a new strategic plan. The plan calls for the closing of some of the Company’s business units and the consolidation of others. Management acknowledged the fact that it needed time to decide the future of the Company and therefore, the formulation of the strategic plan took a good portion of the fourth quarter. At the conclusion of the formulation process, cash flows were prepared utilizing the assumptions and reorganization contemplated by the new plan. It was evident from the new cash flows (based upon the reorganization) that an indication of impairment was present and that a triggering event had taken place in the fourth quarter. Accordingly, a SFAS No. 144 review of the Company’s long-lived assets was necessary. These current cash flow projections demonstrated that the estimated undiscounted cash flows were not sufficient to recover the carrying value of long-lived assets, requiring the Company to determine the fair value of long-lived assets. The Company made the decision to evaluate the fair value of the long-lived assets at the level of the active and passive optical subsystems reporting units and engaged an independent appraisal firm to compute the fair value of these asset groups. The independent appraiser computed the fair value of the long-lived assets based upon the expected future discounted cash flows to be generated by each unit. The Company in turn reviewed the fair value computed by the independent appraiser to ensure that the value determined was not less than the known or perceived fair market value of the assets. Results of these computations indicated that an impairment existed within each reporting unit since the estimated fair value of the assets of each reporting unit was less than their carrying value. A non-cash charge for impairment of long-lived assets of approximately $37,105 was recorded in the fourth quarter of fiscal 2003.

      This charge has been classified in the fiscal 2003 Consolidated Statement of Operations as follows:

Cost of sales	$16,405
Research and development	16,900
General and administrative	3,800

Total	$37,105

Note 5.	Restructuring Charges

      The Company recorded restructuring charges of approximately $3,066, $3,100 and $31,200 in fiscal 2004, 2003 and fiscal 2002 respectively, related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, bad debt, and legal costs related to the restructuring of operations.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      Accruals related to the restructuring charges and the subsequent activity are summarized as follows:

	Balance			Balance
	April 30,	2004	Utilized through	April 30,
	2003	Charges	April 30, 2004	2004

Employee costs	$400	$1,026	$1,186	$240
Other costs	—	392	392	—

Cash charge	400	1,418	1,578	240
Asset impairment	—	910	910 (1)	—
Limited use facility rental	—	738	—	738

Non-cash charge	—	1,648	910	738

Total charge	$400	$3,066	$2,488	$978

	Balance			Balance
	April 30,	2003	Utilized through	April 30,
	2002	Charges	April 30, 2003	2003

Employee costs	$850	$2,800	$3,250	$400
Legal and other costs	1,210	100	1,310	—

Cash charge	2,060	2,900	4,560	400
Asset impairment	—	200	200 (1)	—

Non-cash charge	—	200	200	—

Total charge	$2,060	$3,100	$4,760	$400

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

	Balance				Balance
	April 30,	2002	Utilized through		April 30,
	2001	Charges	April 30, 2002		2002

Employee costs	$—	$850	$—		$850
Legal and other costs	—	1,850	640		1,210

Cash charge	—	2,700	640		2,060
Asset impairment	—	13,700	13,700	(1)	—
Goodwill impairment	—	8,500	8,500	(1)	—
Inventory	—	6,300	6,300	(1)	—

Non-cash charge	—	28,500	28,500		—

Total charge	$—	$31,200	$29,140		$2,060

(1)	Offset against carrying values of respective assets.

      These expenses have been classified in the Consolidated Statement of Operations as follows:

	Fiscal Year Ended April 30

	2004	2003	2002

Cost of sales	$363	$900	$8,300
Research and development	474	1,100	500
General and administrative	2,229	1,100	22,400

Total	$3,066	$3,100	$31,200

      The Company terminated 95, 198 and 94 employees in fiscal 2004, 2003 and 2002, respectively, during the restructuring of its operations, including both production and administrative personnel. Severance pay in the amount or $120 relative to these terminations will be paid out during fiscal 2005 and the remainder will be paid out in fiscal 2006.

Note 6.	Income Taxes

      The Company has recorded a valuation allowance against deferred income tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $55,309 were recorded through April 30, 2003, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002 and 2003. We have continued to experience operating losses during the fiscal year 2004, and an additional valuation reserve of $9,930 was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal 2004.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      Significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of April 30,

	2004	2003

Deferred income tax assets:
Allowance for doubtful accounts	$206	$166
Inventory reserves	4,388	4,773
Basis difference in assets	—	4,729
Impairment of long-lived assets	11,131	14,842
Deferred compensation	238	100
Net operating loss carryforwards	62,854	36,819
Vacation accrual	332	168
Other	406	—

	79,555	61,597
Valuation allowance	(65,239)	(55,309)

Deferred income tax liabilities:	14,316	6,288
Accelerated tax depreciation	(8,033)	(5,875)
Additional depreciation and amortization on the step-up in value of fixed assets and intangibles	(5,800)	—
Investment basis differences	(928)	(495)

	(14,761)	(6,370)

Net deferred income tax liabilities	$(445)	$(82)

      Income taxes consisted of the following:

	Fiscal Year Ended April 30,

	2004	2003	2002

Current:
Federal (credit)	$—	$—	$(2,778)
Foreign	—	—	—
State (credit)	(1,797)	—	(224)

	(1,797)	—	(3,002)
Deferred	—	—	421

	$(1,797)	$—	$2,581

      The current state credit represents the additional carryback of net operating losses to the taxable income of prior years.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      A reconciliation of the consolidated provisions for income taxes to amounts determined by applying the prevailing statutory federal income tax rate of 35% to pre-tax earnings is as follows:

	Fiscal Year Ended April 30,

	2004	2003	2002

Income tax credit at statutory rate	$(10,109)	$(42,102)	$(26,169)
Effect of state income taxes	(1,105)	(3,609)	(2,242)
State income tax carryback	(1,797)	—	—
Tax exempt investment income	68	217	785
Impairment of goodwill	—	14,772	—
Valuation allowance	9,930	30,462	24,697
Effect of step-up in value of fixed assets and intangibles of acquired company	6,313	—	—
Filing differences from prior years	(5,284)	—	—
Other-net	187	260	348

Income tax credit	$(1,797)	$—	$2,581

      Income taxes are based on pre-tax losses which are distributed geographically as follows:

	Fiscal Year Ended April 30,

	2004	2003	2002

Domestic	$(27,912)	$(101,171)	$(73,278)
Foreign	(970)	(2,138)	(1,493)

	$(28,882)	$(103,309)	$(74,771)

      At April 30, 2004 and 2003, recoverable income taxes represent the future recovery of taxes paid with the fiscal 2001 and fiscal 2000 federal and state income tax returns.

      The Company has net operating loss carryforwards of approximately $157,000 that are available to offset taxable income in the future. The net operating loss carryforwards will expire in 2022 through 2024.

Note 7.	Long-Term Debt

      Long-term debt represents two notes payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002, and several equipment financing arrangements. At April 30, 2004, information relating to these notes is as follows:

	Information Technology
			Equipment
	Note 1	Note 2	Financing	Total

Current portion	$1,896	$298	$36	$2,230
Long-term	801	—	—	801

	$2,697	$298	$36	$3,031

Interest rate	5.50%	3.52%	13.72%
Payment terms	Monthly	Quarterly	Monthly
Maturity	2006	2005	2005

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      Information Technology Note 1 is supported by a letter of credit in the amount of $2,700 that expires on August 1, 2005.

      Cash payments and interest expense in fiscal 2004, 2003 and 2002 for interest on debt amount to $226, $564 and $219, respectively.

      The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is:

Fiscal Year	Amount

2005	$2,230
2006	801
2007	—
2008	—
2009	—

$3,031

Note 8.	Stock Options

      On June 17, 2002, the Board of Directors of the Company approved a voluntary stock option exchange program under which eligible employees of the Company had the opportunity to exchange their existing options for new options to be granted in the future under the Stratos Lightwave, Inc. 2000 Plan, as amended and restated (the “2000 Plan”) and the Stratos Lightwave, Inc. 2002 Plan for Acquired Companies (the “2002 Plan”). The offer period for the exchange program began on Monday, July 8, 2002 and ended on August 5, 2002.

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

      In fiscal 2001, the Company adopted the 2000 Plan. The 2000 Plan permits the Company to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees of the Company. Pursuant to the 2000 Plan, the maximum number of shares for which awards may be issued is 900,000 shares and the number of shares for which restricted stock awards may be issued may not exceed 187,500 shares. These amounts take into consideration the 1 for 10 reverse split effected October 21, 2002.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years.

	Options Outstanding
	at April 30, 2004			Options Exercisable

			Weighted		Weighted
			Average		Average
	Shares		Exercise Price	Shares	Exercise Price

April 30, 2001	512,727		$189.80	2,500	$210.00
Granted	347,632		56.20
Cancelled	(101,305)		164.40

April 30, 2002	759,054		$132.20	196,711	$186.60
Granted	577,913	(A)	2.69
Exchanged	(550,773)		137.20
Cancelled	(123,154)		103.90
Exercised	(2,455)		2.63

April 30, 2003	660,585		$13.81	179,673	$29.36
Granted	173,204		5.05
Cancelled	(52,105	)(B)	6.07
Exercised	(98,790)		2.66

April 30, 2004	682,894		$9.12	428,974	$18.38

(A)	Includes 86,750 restricted stock awards.

(B)	Includes 10,000 restricted stock awards.

		Average	Average
		Remaining	Weighted
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$2.63 — 6.97	594,558	9.0	$3.64
$20.60 — 32.00	2,187	8.0	27.19
$52.00 — 99.60	67,772	7.6	52.72
$105.80 — 241.30	18,372	6.2	185.19

	682,894	7.7	$13.47

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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

date generally vest over a period of 12 to 48 months after the date of grant and have a term of 10 years. Shareholder approval was not solicited for this plan.

	Options Outstanding at
	April 30, 2004		Options Exercisable

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

April 30, 2001	—	$—	—	—
Granted	111,250	41.90
Cancelled	(10,187)	47.90

April 30, 2002	101,063	41.30	—	—
Granted	66,742	2.63
Exchanged	(66,742)	43.80
Cancelled	(26,424)	42.10

April 30, 2003	74,639	$4.69	18,510	$4.67
Granted	2,000	4.30
Cancelled	(37,615)	2.63

April 30, 2004	39,024	$6.58	18,148	$6.78

		Average	Average
		Remaining	Weighted
Range of Exercise Prices	Shares	Life (Years)	Exercise Price

$1.90 — 8.00	35,661	8.7	$2.64
$23.80 — 50.00	3,363	7.8	48.32

	39,024	8.2	$6.58

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

      In fiscal 2004, the Company adopted the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Plan”). The 2003 Plan permits the Company to award stock, options, stock appreciation rights and restricted stock awards to present and future directors, officers, employees and others performing services to the Company or any of its subsidiaries or affiliates. Pursuant to the 2003 Plan, the maximum number of shares for which awards may be issued is 1,370,000. During fiscal 2004, the Company granted 745,351 of restricted stock awards with a fair market value of $5.11 per share at date of grant. At April 30, 2004, awards for 624,649 shares under the 2003 Plan are reserved for issuance in the future. The restricted shares vest over a period of five years from date of grant based upon the annual performance of the Company. Aside from the annual performance requirements the awards vest 100% on the fifth anniversary of date of grant.

      The weighted average estimated fair value of options granted during fiscal 2004, 2003 and 2002 was $4.22, $2.47 and $4.96, respectively. In computing the fair value of stock options granted the fair value of each

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rates	3.3%	5.0%	5.6%
Expected option life in years	6.5	7.0	7.0
Expected volatility	118.7%	124.8%	126.4%
Dividend yield	0.0%	0.0%	0.0%

      The Company has reserved for issuance 624,649 shares of its common stock under the 2003 Plan. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2000 Plan or the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2000 Plan or the 2002 Plan prior to November 6, 2003.

Note 9.	Redeemable Series B Preferred Stock

      The Series B Preferred Stock has a par value of $0.01 per share and a stated value and a liquidation preference of $100 per share, plus accrued and unpaid dividends. The authorized number of shares of Series B Preferred is 50,000.

      With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series B Preferred Stock ranks senior to all classes of stock of the Company, except those classes of preferred stock expressly designated as ranking senior or on parity with the Series B Preferred Stock.

      The holders of Series B Preferred Stock are entitled to receive, when and as declared by the board of directors of the Company out of funds legally available therefor, cumulative cash dividends until the dividend termination date. The cash dividend per share is equal to (1) seven percent per annum, or an increased rate in the case of the Company’s failure to pay dividends in accordance with the provisions of the certificate of designation relating to the Series B Preferred Stock, multiplied by (2) $100 per share, subject to adjustment, plus the amount of accrued but unpaid dividends with respect to each share of Series B Preferred. Dividends, to the extent declared by the board of directors of the Company, will be payable quarterly. In addition, the Company may, at any time following the fifth anniversary of the issuance of the Series B Preferred, declare an optional special dividend of $100 on each issued and outstanding share of Series B Preferred, plus the amount of all accrued but unpaid dividends with respect to each such share, in which case no further cash dividends are required to be paid. The Company may not pay or declare dividends on any securities ranking junior to the Series B Preferred, unless (i) the holders of 75% of the outstanding shares of Series B Preferred consent to such payment or (ii) all accrued and unpaid dividends on the shares of Series B Preferred have been paid or set aside for payment.

      No later than 60 days following the occurrence of certain events relating to Stratos’ achievement of $250 million in annual revenue or $500 million in market capitalization, the Company must redeem all shares of Series B Preferred Stock at a redemption price initially equal to $100 per share, plus an amount equal to all accrued and unpaid dividends thereon to and including the date of redemption. The initial redemption price is subject to adjustment as follows. If, on the last day immediately preceding the redemption event, the “market price” (as defined in the certificate of designation relating to the Series B Preferred Stock) of the Company common stock is (1) $7.00 or less per share, there will be no adjustment to the initial redemption price; (2) greater than $7.00 and less than $12.00 per share, the initial redemption price will be increased by $25 per share for every whole dollar by which the market price exceeds $7.00 per share and (3) $12.00 or more per share, the initial redemption price will be increased by $125 per share. If, however, the optional special

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

dividend has been declared, the redemption price for each share of the Series B Preferred Stock will be reduced by $100 per share after taking into account the above adjustments.

      In addition, at any time following the fifth anniversary of the issuance of the Series B Preferred Stock, the Company, at its option, is entitled to redeem any or all shares of Series B Preferred Stock, at a redemption price of $125 per share, plus an amount equal to all unaccrued and unpaid dividends thereon to and including the date of redemption, minus $100 per share if the optional special dividend has been declared prior to such redemption.

      Each holder of Series B Preferred Stock is entitled to one vote for each share held on the record date for determining the shareholders entitled to vote with respect to all matters presented to Company shareholders for their action and, except as otherwise provided, the holders of Series B Preferred Stock and any other outstanding series of stock will vote together with the holders of shares of common stock as a single class.

      In general, the vote of at least 75% of the outstanding Series B Preferred Stock, voting separately as a class, is required to (1) amend any terms of the Series B Preferred or (2) approve any merger, reorganization, consolidation or similar transaction or any reclassification of outstanding securities that would have a material adverse effect on the dividend, liquidation or redemption rights of the Series B Preferred. However, the vote of at least 90% of the outstanding Series B Preferred is required to amend any terms of the Series B Preferred that govern dividends or payments to be made upon a liquidation, dissolution or winding-up of the Company. Furthermore, no separate vote is required if any of the foregoing is in connection with a “change in ownership” of the Company. For purposes of the certificate of designation relating to the Series B Preferred Stock, change in ownership means (1) any sale or transfer of all or substantially all of the Company’s assets in any transaction or series of transactions, and (2) any merger, reorganization or consolidation to which the Company is a party, unless after giving effect to such merger, reorganization or consolidation the holders of the Company’s outstanding capital stock immediately prior to such merger, reorganization or consolidation will continue to own the Company’s outstanding capital stock possessing the voting power to elect a majority of the Company’s board of directors.

      Upon any voluntary or involuntary liquidation, dissolution or winding-up of the combined company, the holders of Series B Preferred Stock will be entitled to receive liquidating distributions in the amount of $100 per share plus all accrued and unpaid dividends thereon to the date fixed for distribution, before any distribution or payment is made to the holders of Company common stock or on any other class of Company stock ranking junior to the Series B Preferred Stock. If a change in ownership (as defined above) of the Company occurs, the holders of the Series B Preferred Stock will be entitled to receive liquidating distributions of $100 per share, subject to adjustment based on the market price of Stratos common stock, as described more fully above.

      The Series B Preferred will not be convertible into Company common stock and will not be entitled to the benefit of a sinking fund.

Note 10.	Employee 401(k) Savings Plan

      The Company sponsors a 401(k) Savings Plan (the “Plan”) which covers substantially all of its employees. The Plan is a salary reduction plan that allows employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plan also allows for Company discretionary contributions equal to 3% of eligible compensation. The Company provided for discretionary contributions to the Plan totaling approximately $413, $567 and $475 for fiscal 2004, 2003 and 2002, respectively.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

Note 11.	Leases

      The Company leases various facilities under operating leases that expire through 2010. Rental expense was approximately $1,300 in fiscal 2004 and 2003, respectively.

      Future minimum rental expense under all non cancelable operating leases with terms greater than one year including $740 relating to underutilized facilities recorded as a restructuring charge, are as follows:

Fiscal 2005	$1,181
Fiscal 2006	1,133
Fiscal 2007	1,086
Fiscal 2008	510
Fiscal 2009	252
Fiscal 2010	252

$4,414

Note 12.	Shareholders’ Rights Agreement

      On March 22, 2001, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share (the “Common Shares”) outstanding on April 3, 2001 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $800.00 (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 23, 2001, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agent”).

      On July 2, 2003, the Agreement and Plan of Merger, dated as of July 2, 2003 (the “Merger Agreement”) was entered into among the Company, Sleeping Bear Merger Corp. and Sterling Holding Company. Pursuant to the Merger Agreement, the Company agreed to amend the Rights Agreement.

      Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding Common Shares or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with a copy of the summary of rights attached thereto. Under the terms of the Rights Agreement, neither Citicorp Venture Capital Ltd. (“CVC”), nor any Affiliate or Associate (as such terms are defined in the Rights Agreement) of CVC will become an Acquiring Person, unless CVC or any Affiliate or Associate of CVC becomes the Beneficial Owner (as defined in the Rights Agreement) of an aggregate of 15% or more of the Common Shares of the Company then outstanding, other than the Common Shares of the Company acquired pursuant to the Merger Agreement.

      Pursuant to the Rights Agreement: (1) no person will become an Acquiring Person (as defined in the Rights Agreement) and (2) a Distribution Date (as defined in the Rights Agreement) shall not occur as a result of (a) the execution and delivery of the Merger Agreement, (b) the public announcement of the

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

Merger Agreement, (c) the consummation of any of the transactions contemplated by the Merger Agreement in accordance with its terms or (d) the execution, delivery and performance of any document contemplated by the Merger Agreement, including without limitation the Voting Agreements (as defined in the Merger Agreement).

      The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date or upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of the summary of rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Common Shares as of the Close of Business (as defined in the Rights Agreement) on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

      The Rights are not exercisable until the Distribution Date. The Rights will expire on April 3, 2011 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described below.

      The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

      The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

      Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a quarterly dividend payment of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 100 times the aggregate payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

      Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

      From and after the occurrence of an event described in Section 11(a)(ii) of the Rights Agreement, if the Rights evidenced by the Right Certificate are or were at any time on or after the earlier of (x) the date of such event and (y) the Distribution Date (as such term is defined in the Rights Agreement) acquired or beneficially owned by an Acquiring Person or an Associate or Affiliate of an Acquiring Person (as such terms

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

are defined in the Rights Agreement), such Rights shall become null and void, and any holder of such Rights shall thereafter have no right to exercise such Rights.

      In the event that, at any time after a Person becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its Affiliates and Associates (which will thereafter be null and void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. If the Company does not have sufficient Common Shares to satisfy such obligation to issue Common Shares, or if the Board of Directors so elects, the Company shall deliver upon payment of the exercise price of a Right an amount of cash or securities equivalent in value to the Common Shares issuable upon exercise of a Right; provided that, if the Company fails to meet such obligation within 30 days following the date a Person becomes an Acquiring Person, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, Common Shares (to the extent available) and cash equal in value to the difference between the value of the Common Shares otherwise issuable upon the exercise of a Right and the exercise price then in effect. The Board of Directors may extend the 30-day period described above for up to an additional 60 days to permit the taking of action that may be necessary to authorize sufficient additional Common Shares to permit the issuance of Common Shares upon the exercise in full of the Rights.

      At any time after any Person becomes an Acquiring Person and prior to the acquisition by any person or group of a majority of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become null and void), in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment).

      With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-thousandth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

      At any time prior to the time any Person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.10 per Right, subject to adjustment (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

      The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person and its Affiliates and Associates).

      Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.

Note 13.	Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Year Ended April 30,

	2004	2003	2002

Numerator:
Net Loss	$(27,085)	$(120,291)	$(72,190)
Preferred stock dividend requirements	(142)	—	—

Net loss attributable to common shareholders	$(27,227)	$(120,291)	(72,190)
Denominator for basic and diluted loss per share — weighted average shares outstanding	10,444	7,317	6,525

Basic and diluted loss per share	$(2.61)	$(16.44)	$(11.06)

      Net loss per share for fiscal 2002 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

      Options to purchase 645,168, 650,929 and 860,118 shares of common stock at a weighted average option price of $9.51, $13.48 and $121.00 were outstanding during fiscal 2004, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because of the net loss and, therefore, the effect would have been antidilutive.

Note 14.	Material Customers and Concentration of Credit Risk

      During fiscal 2004, sales to General Dynamics UK Ltd. and Tellabs and their respective contract manufacturers amounted to 6% and 3%, respectively, of consolidated net sales.

      During fiscal 2003, sales to Redfern Broadband and QLogic and their respective contract manufacturers amounted to 8% and 5%, respectively, of consolidated net sales.

      During fiscal 2002, sales to McData Corporation and its contract manufacturers amounted to 24% of consolidated net sales.

      Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers consistently have been within management’s expectations.

Note 15.	Segment Information

      The Company operates in one industry segment, the development, manufacture and sale of optical, RF, and microwave components and subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military, aerospace, video, government security, oil and gas, and other industrial markets and applications.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      Information about the results of the Company’s operations in different geographic regions is as follows:

	Fiscal Year Ended April 30,

	2004	2003	2002

Net sales
United States	$39,994	$29,418	$47,010
Foreign	9,385	7,818	9,377

	$49,379	$37,236	$56,387

Net loss
United States	$(25,653)	$(115,956)	$(70,697)
Foreign	(1,432)	(4,335)	(1,493)

	$(27,085)	$(120,291)	$(72,190)

Property, plant and equipment
United States	$25,052	$25,400	$65,813
Foreign	1,901	852	3,085

	$26,956	$26,252	$68,898

Note 16.	Litigation

      The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York, The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

      In 2003, the Company agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement.

      In February 2002, Stratos acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

shareholders, filed a lawsuit against the Company alleging, among other things, that the Company breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that it believed were necessary to operate the business and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. The Company filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleges fraud, breach of contract and violations of federal securities laws. The counterclaim seeks compensatory and punitive damages.

      In April 2004, the Court entered an order in favor of the Company to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The alleged damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remain unchanged at $38 million. The Company believes that the plaintiffs’ remaining claims are without merit and intends to vigorously defend against these claims. The court denied the plaintiff’s motion to dismiss the Company’s counterclaims of fraud and violations of federal securities law and granted the plaintiff’s motion to dismiss the allegation of breach of contract. This action is currently set for trial on October 19, 2004.

      In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against the Company alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell seeks unspecified damages, punitive damages and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims. This action is currently set for trial on August 23, 2004.

      In March 2003, Alcatel USA, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and the Company executed a written settlement agreement resolving all disputes and the Company expects that by the end of August 2004, Alcatel and the Company will execute and deliver mutual releases and the matter will be dismissed with prejudice.

      We are plaintiffs in several lawsuits relating to our intellectual property rights. The defendants in these lawsuits include E2O, Inc. (District of Delaware), and Picolight, Inc. (District of Delaware). In these actions, the Company alleges that optoelectronic products sold by the defendants infringe numerous of the Company’s patents. We are seeking monetary damages and injunctive relief. The defendants in these lawsuits have asserted various affirmative defenses and filed counterclaims and contend that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendants. For example, Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of our patents. If successful, defendants are seeking attorneys’ fees and costs in connection with the lawsuits. We intend to pursue these lawsuits and defend against these counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six Stratos patents. The trial is now proceeding to the patent validity and damages phases.

      The Company’s management believes that the resolution of these lawsuits will not have a significant effect on the Company’s business or financial condition.

      During fiscal 2003 and 2002, the Company settled several patent infringement cases. As a result of these settlements, the Company received lump-sum payments of approximately $5,800 in fiscal 2003, and $1,000 in fiscal 2002, which were recorded as license fees and royalties in the consolidated statement of operations. In addition, the Company received $2,500 in fiscal 2004 and will receive $5,500 in fiscal 2006, respectively, from the settlement of one case in fiscal 2003. The present value of these amounts were recorded as license fees and

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

royalties in the fiscal 2003 consolidated statement of operations. Legal fees in connection with some of these matters of approximately $1,000 in fiscal 2002 were classified in general and administrative expenses. In addition, the Company is entitled to fixed future payments and/or ongoing royalty payments based on a percentage of sales of licensed products. The timing and/or the amount of these payments is not within the Company’s control. Also, in certain circumstances, the Company is entitled to other future economic benefits. Subsequent to April 30, 2004, the Company also received a net payment of $2,000 related to the settlement of a patent infringement case.

      In addition, certain litigation arising in the normal course of business is pending against the Company. Management believes that the resolution of this Company’s litigation will not have a significant effect on the consolidated financial statements.

Note 17.	Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the two years ended April 30, 2004:

	Fiscal Year 2004 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$6,571	$7,111	$16,034	$19,663
Gross profit (loss)	(907)	(909)	3,426	5,452
Net loss	(7,268)	(7,521)	(5,376)	(6,920)
Preferred stock dividend requirements	—	—	(55)	(87)
Net loss attributable to common shareholders	(7,268)	(7,521)	(5,431)	(7,007)
Net loss per share available to common shareholders	(0.99)	(1.02)	(0.40)	(0.52)

	Fiscal Year 2003 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$10,722	$11,051	$8,109	$7,354
Gross profit (loss)	(35)	(5,394)	(3,353)	(17,096)
Net loss before cumulative effect of a change in accounting principle	(11,854)	(19,535)	(9,338)	(62,582)
Net loss attributable to common shareholders	(28,836)	(19,535)	(9,338)	(62,582)
Net loss attributable to common shareholders per basic and diluted common share	(3.96)	(2.67)	(1.27)	(8.54)
Net loss attributable to common shareholders before cumulative effect of a change in accounting principle per basic and diluted common share	(1.63)	(2.67)	(1.27)	(8.54)

      Net loss per share for the quarter ended July 31, 2002 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

      The unaudited quarterly results of operations include a $16,982 cumulative effect of a change in accounting principle and a $2,070 charge to in-process research and development in the quarters ended July 31, 2002 and October 31, 2002, respectively. In addition, the unaudited quarterly results of operations for the quarter ended April 30, 2003 includes a charge of $28,429 for goodwill impairment and a $37,105 charge for impairment of long-lived assets.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(all amounts in thousands, except share and per share data)

      The unaudited quarterly results of operations for the quarter ended April 30, 2004 includes $910 of charges for impairment of long-lived assets, $740 of lease obligations for limited use facilities and $2,100 for the settlement of litigation.

Note 18.	Operating Considerations and Management Plans

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred significant net losses in each of the past three years as a result of operating in markets that have experienced a severe economic downturn since late in fiscal 2001. These conditions remained in effect in fiscal 2004, and we expect them to continue for at least the next 6 to 12 months. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and affect our business negatively.

      In response to these conditions, the Company has proactively addressed its operational issues in an effort to improve profitability and cash flows. The Company has implemented programs to control other manufacturing, research and development, sales and marketing, and general and administrative costs. Management has reduced its overhead cost structure, improved its efficiency in the use of raw materials and scrap, and is working with suppliers to further reduce the cost of raw materials used in the manufacture of its products. Since April 2001, the Company has also reduced production, technical, sales, and administrative staff levels, exited several small unprofitable businesses and consolidated its remaining operations into three primary locations. The Company sold its facility in Palm Bay, Florida in May 2004 and is actively working to sell or sublease several other limited use facilities.

      Management is also examining and pursuing opportunities for improving gross margins and cash flow. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface which are solved by products offered by Stratos. Management believes that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.

      Finally, management is examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. Management is also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. The Company is seeking to create a customer-responsive organization that executes on demand and stands behind its customers’ strategy. Management expects that these efforts will contribute to sales growth and increase the market potential for our products.

      The Company has also experienced improvement in sales volume, profitability, operating results, and cash flow in the third and fourth quarters of fiscal 2004, resulting from the various initiatives described above. Based on the best information the Company has available today, it is cautiously optimistic that this trend will continue.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

STRATOS INTERNATIONAL, INC.

YEARS ENDED APRIL 30, 2004, 2003 AND 2002
(in thousands)

		Additions
	Balance at					Balance
	Beginning	Charged to	Charged to			at End of
Description	of Period	expense	other accounts	Deductions		Period

Reserve for Inventory Obsolescence:
April 30, 2002	$3,745	$13,835	$—	$3,673	(A)	$13,097
April 30, 2003	13,907	6,805	—	8,682	(A)	12,030
April 30, 2004	12,030	1,925		4,872	(A)	9,083
Allowance for Doubtful Accounts:
April 30, 2002	$401	$2,693	$—	$2,367	(B)	$727
April 30, 2003	727	331	—	644	(B)	414
April 30, 2004	414	461		517	(B)	358
Deferred Income Tax Asset Valuation Allowance:
April 30, 2002	$—	$24,697	$—	$—		$24,697
April 30, 2003	24,697	30,612	—	—		55,309
April 30, 2004	55,309	9,930	—	—		65,239

(A)	Represents write-off of obsolete inventory and usage of product previously reserved for.

(B)	Write-off of accounts receivable considered to be uncollectible.

II-1

STRATOS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
3.1	Restated Certificate of Incorporation of Registrant(12)
3.2	Bylaws of Registrant(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock(10)
4.1	Specimen certificate representing the common stock(1)
4.2	Specimen Certificate representing the Series B Preferred Stock(12)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC(2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent(9)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust(10)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd.(10)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers**(1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated(3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc.(4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies(5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc.(6)
10.6	Management Retention Agreement between the Registrant and James McGinley**(7)
10.7	Management Retention Agreement between the Registrant and David Slack**(7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant**(7)
10.9	Stratos Lightwave, Inc. Severance Plan**(7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley**(8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack**(8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant**(8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan**(8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan**(10)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan**(10)
14	Stratos International, Inc. Code of Business Conduct and Ethics*
21	List of Subsidiaries*
23	Consent of Ernst & Young LLP*

Exhibit
Number	Description of Document

24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/ A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/ A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.