Form 10-K/A
period 2004-04-30
STRATOS INTERNATIONAL INC
filed 2004-08-30
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

          The registrant had 14,157,907 shares of $.01 par value common stock outstanding as of August 23, 2004.

EXPLANATORY NOTE

      This amendment to Form 10-K of Stratos International, Inc. (“Stratos”) is being filed to include information required by Part III of Form 10-K, to amend Part IV, Item 15 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” and to amend the Exhibit Index to the annual report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated Rule 13a-14(a)/15d-14(a) certifications by the Stratos principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

      This amendment does not amend any other Items except those indicated above and except as expressly provided herein. The filing of this Form 10-K/A shall not be deemed an admission that the original or amended filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Section		Page

PART III
Item 10.	Directors and Executive Offices of the Registrant	2
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions	13
Item 14.	Principal Accountant Fees and Services	13
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	14
Employment, Confidentiality & Noncompete Agreement
Salary Continuation Agreement
Amendment to Salary Continuation Agreement
Salary Continuation Agreement
Amendment to Management Retention Agreement
Certification of Principal Executive Officer
Certification of Principal Financial Officer

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information Concerning Our Board of Directors

      The Stratos board of directors is divided into three classes serving staggered three-year terms. Directors for each class are elected at the annual meeting of shareholders held in the year in which the term for their class expires. Set forth below are the names, ages and principal occupations of our directors.

Directors Whose Terms Expire in 2004

	Age	Principal Occupation

Charles Daniel Nelsen	41	Mr. Nelsen has served as a director of Stratos since June 2000. Mr. Nelsen is a member of the Stratos corporate development and governance committees. Mr. Nelsen has been Director of Global Supply Chain Strategy for Motorola Inc.’s Global Telecom Solutions Sector — GTSS since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. From 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting.
Philip A. Harris	57	Mr. Harris has served as a director of Stratos since November 2003. Mr. Harris is Chairman of the governance committee and a member of the compensation committee. Mr. Harris was a director of Sterling Holding Company (“Sterling”) from 2002 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Harris was Executive Vice President and Chief Operating Officer of Sprint North Supply (telecommunications equipment distributor) from 1993 until his retirement in 2001. From 1978 until 1993, Mr. Harris held a number of senior operating positions with Sprint Corporation (a telecommunications provider).
William T. Comfort, III	38	Mr. Comfort has served as a director of Stratos since November 2003. Mr. Comfort is a member of the Stratos corporate development and governance committees. Since February 2003, Mr. Comfort has been a principal of Conversion Capital Partners Limited, an investment fund currently in the formation stage headquartered in London, England. From 2001 until January 2003, Mr. Comfort was a consultant to Citicorp Venture Capital Ltd.’s (a private equity firm) (“CVC”) London office. From 1995 until 2000, Mr. Comfort was a private equity investor with CVC Capital Partners, a private equity firm based in London. Mr. Comfort is currently a director of J.L. Halsey Corporation (previously a provider of physical rehabilitation services and employee services which has no current operations) and Ergo Science Corporation (previously a drug manufacturer that plans to transition to other businesses).

Directors Whose Terms Expire in 2005

	Age	Principal Occupation

Edward J. O’Connell	52	Mr. O’Connell has served as a director of Stratos since June 2000. Mr. O’Connell is a member of the Stratos compensation committee and Chairman of the audit committee. Mr. O’Connell has been Chief Financial Officer of Gardner, Carton & Douglas, a provider of professional legal services, since 2000. From 1999 to 2000, Mr. O’Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O’Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of ebix.com, a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O’Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services.
Reginald W. Barrett	76	Mr. Barrett has served as a director of Stratos since November 2003. Mr. Barrett is Chairman of the Stratos Board of Directors and Chairman of its compensation committee. Mr. Barrett is President and Chief Executive Officer of Clements National Company (a manufacturer of electrical and hot air products). Mr. Barrett was a director of Sterling from 1991 through the closing of Stratos’ acquisition of Sterling in November 2003. From 1982 until his retirement in 1990, Mr. Barrett served as President of Pyle National, which became part of Brintec Corporation (a connector manufacturer).
David Y. Howe	40	Mr. Howe has served as a director of Stratos since November 2003. Mr. Howe is a member of the Stratos audit and governance committees. Mr. Howe is a director of Private Business, Inc., a supplier of financial technology to community banks and small businesses. Mr. Howe was a director of Sterling from 1997 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Howe is a Managing Director and Partner at Lightyear Capital, a private equity firm. From 1993 until joining Lightyear in 2003, Mr. Howe was employed by CVC, most recently as a Partner.

Directors Whose Terms Expire in 2006

	Age	Principal Occupation

Brian J. Jackman	63	Mr. Jackman has been a director of Stratos since June 2000. Mr. Jackman is Chairman of the Stratos corporate development committee and a member of the audit committee. Mr. Jackman served as President of Global Systems and Technologies of Tellabs, Inc. from 1998 and Executive Vice President of Tellabs from 1990, in each case, until his retirement in September 2001. Mr. Jackman also served as a director Tellabs, Inc. from 1993 until April 2002. From 1993 to 1998, Mr. Jackman served as President of Tellabs Operations, Inc. Mr. Jackman is also a director of PCTEL, Inc. and Opentext Incorporated.
James W. McGinley	49	Mr. McGinley has served as President and Chief Executive Officer and as a Director of Stratos since April 2000. Mr. McGinley was President of Methode Electronics, Inc. (“Methode”) from August 1998 through June 2000. Mr. McGinley served as President of Methode’s Optical Interconnect Products Division from January 1995 through July 1998. Mr. McGinley was a director of Methode until 2004.
Newell V. Starks	53	Mr. Starks has served as a director of Stratos since November 2003. Mr. Starks is Vice Chairman of the Board of Directors and Chief Strategic Officer of Stratos. Mr. Starks was Chairman of Sterling’s board of directors in 2003 and was a director of Sterling from its organization in 1989 through the closing of Stratos’ acquisition of Sterling in November 2003. From 1984 until 1991, Mr. Starks was at CVC, most recently as Vice President, where he was in charge of CVC’s initial investment in Sterling. Since leaving CVC, Mr. Starks has served as a private consultant to technology companies, including Sterling, on strategic matters and also has been a private investor.

Audit Committee

      The audit committee recommends the appointment of Stratos’ independent registered public accounting firm, reviews Stratos’ internal accounting procedures and financial statements and consults with and reviews the services provided by Stratos’ independent registered public accounting firm, including the results and scope of their audit. The members of the audit committee are Messrs. Jackman, Howe and O’Connell. The Board of Directors has determined that each member of the audit committee is independent, as independence for audit committee members is defined in the listing standards of the National Association of Securities Dealers. The audit committee has adopted a written charter.

      The Board of Directors has determined that Mr. O’Connell, the audit committee’s Chairman, is an audit committee financial expert as such term is defined by the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission (the “SEC”) thereunder require Stratos executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file initial statements of beneficial ownership (Form 3) and statements of changes in ownership (Forms 4 and 5) with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to Stratos and written representations that no additional forms were required for those persons, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such required forms with respect to fiscal 2004 transactions, except that (i) each of our directors and Named Officers filed one late report on Form 4 with respect to one late transaction which consisted of a grant of restricted stock and (ii) the initial Form 3 filed by Newell V. Starks on November 13, 2003 inadvertently omitted to report certain shares with respect to which Mr. Starks has beneficial ownership.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics was filed as Exhibit 14 to the annual report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 29, 2004. The code of ethics is also published at our website at www.stratoslightwave.com.

Item 11.	Executive Compensation.

Compensation of Directors

      All non-employee directors receive an annual retainer of $18,000, plus an attendance fee of $1,000 for each meeting of the Board of Directors at which they are present. The Chairman of the Board of Directors receives an annual retainer of $60,000. The audit committee Chairman receives an additional annual retainer of $10,000. The Chairs of the compensation committee, corporate development committee and governance committee, receive an additional annual retainer of $5,000. Members of the audit committee receive an additional annual retainer of $5,000 and members of the compensation, corporate development and governance committees receive an additional annual retainer of $2,500. Committee members receive an additional $1,000 for each committee meeting attended. Stratos also reimburses directors for their reasonable expenses incurred in attending meetings. Non-employee directors are also eligible to receive stock options and restricted stock awards. During fiscal year 2004, Newell Starks received an award of restricted stock for 50,000 shares of the Company’s common stock and all other non-employee directors received a restricted stock award for 12,000 shares. Mr. Starks is also paid an annual salary of $168,000 for his services as Chief Strategy Officer of Stratos. The non-employee directors have not been granted stock options since 2001. Directors who are employees of Stratos do not receive any compensation for their services as directors.

      The following table sets forth compensation information for Stratos’ chief executive officer and three other executive officers (the “Named Officers”).

				Long Term Compensation

				Awards				Payouts
		Annual Compensation
				Restricted		Securities		LTIP	All Other
	Fiscal	Salary		Stock		Underlying		Payouts	Compensation
Name and Principal Position	Year	($)(1)	Bonus ($)	Awards ($)		Options (#)		($)(6)	($)(7)

James W. McGinley	2004	224,625	11,440	511,000	(2)	—		—	6,000
President and Chief	2003	223,575	—	83,700	(4)	160,000	(5)	367,392	5,100
Executive Officer	2002	218,400	—	—		69,765		258,362	5,100
David A. Slack	2004	160,230	18,042	127,750	(2)	5,000		18,750	5,641
Executive Vice President,	2003	152,404	—	45,000	(4)	20,395	(5)	77,645	4,491
Finance and Chief	2002	137,550	30,000	—		5,909		55,145	5,100
Financial Officer
Richard C.E. Durrant	2004	181,101	34,796	76,650	(3)	6,000		—	—
Executive Vice President,	2003	156,995	23,661	45,000	(4)	12,289	(5)	—	—
Passive Subsystems
Joe D. Norwood	2004	127,933	—	204,400	(3)	—		—	2,756
Executive Vice President

(1)	Includes a car allowance of $6,000 in 2004, $4,950 in 2003 and $3,900 in 2002 for Mr. McGinley, $6,000 in 2004 and $4,000 in 2003 for Mr. Slack, $3,900 in 2004 and $6,760 in 2003 for Mr. Durrant and $4,082 in 2004 for Mr. Norwood.

(2)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2003 Stock Plan, subject to certain conditions that were not satisfied and, therefore, the awards were forfeited in May 2004. The fair market value of the awards at April 30, 2004 was $498,000 for Mr. McGinley and $124,500 for Mr. Slack.

(3)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2003 Stock Plan. The restricted shares vest over a period of five years from date of grant based upon the annual performance of the Company. The fair market value of the awards at April 30, 2004 was $74,700 for Mr. Durrant and $199,200 for Mr. Norwood.

(4)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated. Of the 18,000 shares of restricted stock granted to Mr. McGinley, 15,000 shares vest on September 20, 2004 and 3,000 shares vest on December 13, 2004. The restricted stock awards to Messrs. Slack and Durrant vest on September 20, 2004. The fair market value of the awards at April 30, 2004 was $89,640 for Mr. McGinley and $49,800 for Messrs. Slack and Durrant.

(5)	These stock options were issued pursuant to an option exchange program.

(6)	All LTIP payments in 2004 and 2003 and a portion of the LTIP payouts in 2002 represent amounts paid pursuant to the Stratos Longevity Contingent Bonus Plan. The Stratos Longevity Contingent Bonus Plan is designed to reward continued service to Stratos. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos at the time of payment and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited. A portion of the LTIP payouts in 2002 represents amounts paid pursuant to the Methode Electronics, Inc. Longevity Contingent Bonus Program. Stratos assumed the obligation to make these payments in connection with its separation from Methode Electronics in May 2000.

(7)	Represents amounts contributed by Stratos on behalf of the Named Officer to the Stratos 401(k) Savings Plan.

Option Grants in Fiscal Year 2004

      The following table sets forth information on grants of options to purchase Stratos common stock during the 2004 fiscal year to the Named Officers.

Individual Grants in Fiscal Year 2004

Percent of
	Number of	Total			Grant Date
	Securities	Options			Value
	Underlying	Granted to
	Options	Employees In	Exercise or		Grant Date
	Granted	Fiscal Year	Base Price	Expiration	Present
Name	(#)	(1)	($/Sh)(2)	Date	Value ($)(3)

James W. McGinley	—	—	—	—	—
David A. Slack	5,000	3.3%	5.10	6/19/13	21,100
Richard C.E. Durrant	6,000	3.9%	5.10	6/19/13	25,320
Joe D. Norwood	—	—	—	—	—

(1)	Based on 151,954 options granted to all employees.

(2)	The closing price for Stratos common stock on the date of grant.

(3)	The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model include the following: an option term of 6.5 years; interest rate of 3.3%, representing the interest rates on U.S. Treasury securities on the date of grant with maturity dates corresponding to the vesting of the options; and volatility of 118.7%. There have been no reductions to reflect the probability of forfeiture due to termination prior to vesting, or to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date. The ultimate values of the options will depend on the future market price of Stratos common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Stratos common stock over the exercise price on the date the option is exercised.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values

      The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options during the fiscal year ended April 30, 2004 and the number and value of securities underlying unexercised options held by the Named Officers at April 30, 2004.

			Number of Securities		Value of Unexercised In-the-
	Shares		Underlying Unexercised		Money Options at
	Acquired on	Value	Options at 4/30/04		4/30/04($)(1)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James W. McGinley	0	0	142,500	57,500	282,000	94,000
David A. Slack	0	0	15,296	10,099	35,945	11,983
Richard C.E. Durrant	0	0	9,217	9,072	21,660	7,219
Joe D. Norwood	0	0	0	0	0	0

(1)	Based upon a closing sale price per share of Stratos common stock of $4.98 on April 30, 2004.

Long-Term Incentive Plan Awards Table

      The following table shows long-term incentive plan awards made to the Named Officers under the Stratos Longevity Contingent Bonus Plan during the 2004 fiscal year. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos at the time of payment and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited.

		Estimated Future Payouts Under
	Performance or	Non-Stock Price-Based Plans
	Other Period
	Until Maturation	Threshold	Target	Maximum
Name	or Payout(1)	($)	($)	($)

James W. McGinley	2 years	11,440	11,440	11,440
David A. Slack	2 years	18,042	18,042	18,042
Richard C.E. Durrant	2 years	34,796	34,796	34,796
Joe D. Norwood	2 years	—	—	—

(1)	Subject to the conditions discussed above, the matching bonus is earned and payable fifty percent (50%) one year after the end of the relevant fiscal quarter and fifty percent (50%) two years after the end of the relevant fiscal quarter.

Employment Contracts, Termination of Employment and Change of Control Arrangements

      2000 Stock Plan, 2002 Stock Plan and 2003 Stock Plan. The Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated, (the “2000 Stock Plan”), the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Stock Plan”) and the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Stock Plan”) provide that if in the year following a change of control a participant is terminated without cause or resigns for reasons relating to relocation or decreased responsibilities or compensation, all stock options and restricted stock awards would vest. In the event of an extraordinary corporate transaction such as a merger, the committee of the Stratos board of directors administering the 2000 Stock Plan, the 2002 Stock Plan and the 2003 Stock Plan could provide a cash payment or substitute award to be delivered to participants in exchange for their outstanding options and restricted stock awards.

      Under the 2000 Stock Plan, the 2002 Stock Plan and the 2003 Stock Plan, a “change of control” shall be deemed to have occurred if (1) any person (other than any subsidiary or any employee benefit plan of Stratos) is or becomes a beneficial owner, directly or indirectly, of Stratos shares representing 25% (30% under the 2003 Stock Plan) or more of the total voting power of Stratos’ then outstanding stock; (2) a tender offer is made for the Stratos shares; or (3) individuals who were the Stratos board’s nominees for election as directors immediately prior to a meeting of the Stratos shareholders involving a contest for the election of directors shall not constitute a majority of the Stratos board following the election.

      The closing of the merger with Sterling Holding Company (“Sterling”) on November 6, 2003 constituted a change of control for purposes of the 2000 Stock Plan and the 2002 Stock Plan.

      Stratos Severance Plan. The Stratos Lightwave, Inc. Severance Plan (the “Stratos Severance Plan”) provides for certain severance benefits to be paid to an eligible employee (generally salaried employees excluding executive officers) if, within 24 months following a change of control (as defined below), the eligible employee’s employment is terminated (1) involuntarily by Stratos other than for cause (as defined in the Stratos Severance Plan), death or disability or (2) voluntarily by the eligible employee for good reason (as defined in the Stratos Severance Plan). Severance benefits under the Stratos Severance Plan vary depending on whether the eligible employee is classified as a Class I Eligible Employee (vice presidents and general managers compensated on a salaried basis), Class II Eligible Employee (managers compensated on a salaried basis), or Class III Eligible Employee (all other salaried employees). The Stratos Severance Plan excludes from its participation James W. McGinley, David A. Slack and Richard C. E. Durrant, the three executives with Management Retention Agreements described below.

      The Severance Plan defines several events any one of which will constitute a “change of control.” One event that constitutes a “change of control” is any merger or consolidation of Stratos unless after the merger or consolidation the holders of Stratos’ voting securities immediately before the merger or consolidation own a specified percentage of the voting securities of the surviving entity or its parent immediately after such merger or consolidation.

      In July 2003, the portion of the definition of “change of control” regarding mergers and consolidations was amended to increase from 50% to 60% the amount of voting securities of the surviving entity or its parent that must be retained by the holders of Stratos’ voting stock to avoid the merger or consolidation being a change of control. As a result of this amendment, the closing of the merger with Sterling constituted a change of control for purposes of the Stratos Severance Plan. In addition, the Stratos Severance Plan was amended to clarify that an eligible employee will not be eligible for any severance benefits under the Stratos Severance Plan with respect to a change of control unless he or she was an employee of Stratos immediately prior to such change of control.

      Stratos Management Retention Agreements. In October 2002, Stratos entered into Management Retention Agreements with each of James W. McGinley, David A. Slack, Richard C. E. Durrant. Each Management Retention Agreement provides certain severance benefits if, within 36 months following a “change of control,” the executive’s employment with Stratos is terminated (1) involuntarily by Stratos other than for cause (as defined in the Management Retention Agreements), death or disability, or (2) voluntarily by the executive for good reason (as defined in the Management Retention Agreements).

      Similar to the Stratos Severance Plan, each Management Retention Agreement defines several events any one of which will constitute a “change of control.” One event constituting a “change of control” is any merger or consolidation with Stratos unless after the merger or consolidation the holders of Stratos’ voting stock immediately before the merger or consolidation own a specified percentage of the voting securities of the surviving entity or its parent immediately after the consummation of such merger or consolidation. In July 2003, the Management Retention Agreements with Messrs. McGinley, Slack and Durrant were amended to increase from 50% to 60% the amount of voting securities of the surviving entity or its parent that must be retained by the holders of Stratos’ voting stock to avoid a merger or consolidation being a change of control. As a result of this amendment, the merger with Sterling constituted a change of control under such Management Retention Agreements.

      In August, 2004, Mr. McGinley’s Management Retention Agreement was amended to provide that Mr. McGinley would also receive severance benefits under the Management Retention Agreement if Mr. McGinley terminates his employment for any reason or no reason after January 1, 2005 (or, if Stratos enters into a definitive agreement for a change of control prior to January 1, 2005, then after the closing or termination of such agreement). The amended Management Retention Agreement also provides that Mr. McGinley will resign as a director if his employment terminates, and provides for mutual releases and non-disparagement agreements. In addition, if Stratos enters into a definitive agreement for a change of control prior to January 1, 2005 and consummates such change of control, then under the amended Management Retention Agreement Mr. McGinley would not compete in certain of Stratos’ businesses for six months following termination of his employment and Mr. McGinley would be entitled to receive certain cash payments based on the price received by Stratos stockholders in the change of control transaction.

      Joe D. Norwood is employed under an Employment, Confidentiality and Noncompete Agreement with Trompeter Electronics, Inc., a subsidiary of Stratos (“Trompeter”), dated November 1997. Mr. Norwood’s annual base salary under the agreement is $190,000 and, in addition, he is eligible for bonus compensation of up to 60% of his base salary based upon goals mutually agreed to by Mr. Norwood and Trompeter. The employment period under the agreement lasts until the earlier of Mr. Norwood’s death or disability, termination for cause or any other reason or voluntary termination. In the event Trompeter terminates the employment period at any time for a reason other than cause, Mr. Norwood will be entitled to certain severance benefits for a period of six months after date of termination.

      Mr. Norwood and Trompeter have entered into a Salary Continuation Agreement, dated October 2000, as amended in July 2004, that provides certain severance benefits if Mr. Norwood’s employment with Trompeter is terminated (or if Mr. Norwood dies) within 24 months following a “change of control.” The Salary Continuation Agreement defines several events any one of which will constitute a “change of control.” One event constituting a “change of control” is a merger, business combination, sale of stock or other transaction in which the holders of more than 50% of Sterling’s voting equity interests immediately prior to the transaction dispose of all or substantially all of their equity interest in Sterling.

      In addition, Mr. Norwood and Trompeter have entered into a Salary Continuation Agreement, dated August 2004, that provides certain severance benefits if Mr. Norwood’s employment with Trompeter is terminated (or if Mr. Norwood dies) within 12 months following a “change of control.” The Salary Continuation Agreement defines several events any one of which will constitute a “change of control.” One event constituting a “change of control” is a merger or consolidation of Stratos with any other corporation, other than a merger or consolidation which would result in Stratos’ voting securities outstanding immediately prior to such transaction continuing to represent at least 50% of the total voting power represented by Stratos’ voting securities or such surviving entity or its parent outstanding immediately after such merger or consolidation.

      Employee Stock Purchase Plan. In November 2003, Stratos’ shareholders adopted the Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to assist eligible employees of Stratos and its designated subsidiary corporations in acquiring stock ownership in Stratos.

      Under the ESPP, an eligible employee will be granted options to purchase shares of Stratos common stock through payroll deductions, at a discount from the then current market price, without payment of commissions or other charges. The proceeds, if any, received by Stratos from the sale of shares of common stock pursuant to the ESPP will be used for general corporate purposes. There were no options granted under the ESPP in fiscal year 2004.

      In the event of any stock split, reverse stock split, stock dividend, combination or reclassification of the Stratos common stock or any other increase or decrease in the number of outstanding shares of Stratos common stock implemented without receipt of consideration, the Stratos board shall adjust each of the following under the ESPP: (1) the price and number of shares covered by each outstanding option; (2) the number of shares authorized for issuance; and (3) the number of shares available for annual increases in available shares.

      In the event of the sale of all or substantially all of Stratos’ assets or a merger, consolidation or other capital reorganization of Stratos with or into another corporation, unless refused by the successor corporation, each outstanding option shall be assumed or replaced with a substitute option. If the successor corporation refuses to assume or replace outstanding options, the purchase date for the then current offering period will be accelerated to a date on or before the closing of the transaction. In the event of any such corporate transaction or a recapitalization, rights offering or other increase or reduction in the outstanding shares of Stratos common stock, the Stratos board may also adjust the price and number of shares covered by each outstanding option.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Stratos compensation committee during the 2004 fiscal year was composed of Messrs. O’Connell, Harris and Barrett. No interlocking relationships exist between any member of the Stratos Board of Directors or compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Equity Compensation Plans

      The following table sets forth, for each Stratos equity compensation plan, the number of outstanding options and the number of shares remaining available for issuance as of the end of the 2004 fiscal year.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
			Future Issuance Under
			Equity Compensation
	Number of Securities to	Weighted-Average	Plans (excluding
	be Issued Upon Exercise	Exercise Price of	securities reflected in
Plan Category	of Outstanding Options	Outstanding Options	first column)(3)

Equity compensation plans approved by security holders(1)	1,428,245	$7.03	624,649
Equity compensation plans not approved by security holders(2)	39,024	$6.58	0
Total	1,467,269	$7.01	624,649

(1)	The equity compensation plans approved by security holders are the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (the “2000 Stock Plan”). The 2003 Stock Plan permits the Company to award stock options, stock appreciation rights and restricted stock awards to present and future directors, officers, employees and others performing services to the Company or any of its subsidiaries or affiliates. Pursuant to the 2003 Stock Plan, the maximum number of shares for which awards may be issued is 1,370,000.

(2)	Stratos’ only equity compensation plan not approved by security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Stock Plan”).

(3)	The Company has reserved for issuance 624,649 shares of its common stock under the 2003 Stock Plan. Following shareholder approval of the 2003 Stock Plan on November 6, 2003, no additional awards may be granted under the 2000 Stock Plan or the 2002 Stock Plan. The approval of the 2003 Stock Plan, however, has not affected and will not affect any awards granted under the 2000 Stock Plan or the 2002 Stock Plan prior to November 6, 2003.

Security Ownership of Five Percent Beneficial Owners

      The following table sets forth all persons known to Stratos to be the beneficial owner of more than five percent of the outstanding shares of Stratos common stock as of July 22, 2004.

	Number of Shares and Nature
Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class

Citigroup Inc.(1)	3,307,365	23.1%
399 Park Avenue New York, NY 10043
William N. and Carol A. Stout Trust dated 11/24/98(2)	1,138,640	8.0%
8084 McKenzie Ct. Las Vegas, Nevada 89129
State of Wisconsin Investment Board(3)	1,059,999	7.86%
P.O. Box 7842 Madison, Wisconsin 53707

(1)	Based solely on a Schedule 13F filed with the SEC on August 13, 2004. Citigroup Inc. has sole voting and dispositive power with respect to the 3,307,365 shares of Stratos common stock.

(2)	Based solely on a Schedule 13G filed with the SEC on November 13, 2003. The Trust directly holds 1,138,640 shares, and Mr. and Ms. Stout, as trustees and beneficiaries of the Trust, may be deemed to indirectly beneficially own such shares and to have sole voting and dispositive power with respect to such shares. In addition, Mr. Stout directly holds 12,421 shares and has sole voting and dispositive power with respect to such shares.

(3)	Based solely on a Schedule 13G filed with the SEC on February 11, 2004. The State of Wisconsin Investment Board, in its capacity as a public pension fund, has sole voting and dispositive power with respect to the 1,059,999 shares of Stratos common stock.

Ownership of Stratos Common Stock by Stratos Directors and Executive Officers

      The following table sets forth the number of shares of Stratos common stock beneficially owned as of August 13, 2004 by each of Stratos’ directors and executive officers, and by all directors and executive officers as a group. The address of each beneficial owner listed in the below table is c/o Stratos International, Inc., 7444 West Wilson Avenue, Chicago, Illinois 60706. Except as otherwise noted, the individual director or executive officer or his or her family members had sole voting and investment power with respect to such securities.

	Number of Shares and
	Nature of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class

Richard C.E. Durrant	41,039	(1)	*
Brian J. Jackman	3,500	(2)	*
James W. McGinley	738,599	(3)	5.2%
Charles Daniel Nelsen	15,385	(4)	*
Edward J. O’Connell	15,080	(5)	*
Philip A. Harris	32,702	(6)	*
William T. Comfort	12,000	(7)	*
Reginald W. Barrett	65,826	(8)	*
David Y. Howe	69,110	(9)	*
Newell V. Starks	189,922	(10)	1.3%
David A. Slack	38,441	(11)	*
Joe Norwood	173,236	(12)	1.2%
All Directors and Executive Officers as a Group (11 individuals)	1,349,840	(13)	9.5%

*	Percentage represents less than 1% of the total shares of Stratos common stock outstanding as of August 13, 2004.

(1)	Includes 16,039 shares subject to options exercisable within sixty days and 25,000 shares of restricted stock.

(2)	Includes 3,000 shares subject to options exercisable within sixty days.

(3)	Includes 1,854 shares held in the Stratos Lightwave, Inc. 401(k) Savings Plan, 121 shares held by his wife, 154,474 shares held as special fiduciary and beneficiary under The William J. McGinley Trust No. 2, 182,500 shares subject to options exercisable within sixty days and 18,000 shares of restricted stock.

(4)	Includes 385 shares held in an individual retirement account, 3,000 shares subject to options exercisable within sixty days and 12,000 shares of restricted stock.

(5)	Includes 50 shares held jointly with his wife, 30 shares held in an individual retirement account, 3,000 shares subject to options exercisable within sixty days and 12,000 shares of restricted stock.

(6)	Includes 12,000 shares of restricted stock.

(7)	Represents 12,000 shares of restricted stock.

(8)	Includes 12,000 shares of restricted stock.

(9)	Includes 12,000 shares of restricted stock.

(10)	Includes 50,000 shares of restricted stock, 12,421 shares held as sole member of Kennan Road LLC and 106,799 shares held as sole member of Kennan Road II LLC.

(11)	Includes 2,326 shares held in an individual retirement account, 495 shares held jointly with his wife, 2,100 shares held by his wife, 23,520 shares subject to options exercisable within sixty days and 10,000 shares of restricted stock.

(12)	Includes 40,000 shares of restricted stock and 125,236 shares as beneficiary of Norwood Family Trust dated November 10, 2003.

(13)	Includes 231,059 shares subject to options exercisable within sixty days, 4,595 shares held in retirement plans, 125,236 shares held in trust, 545 shares held jointly, 2,221 shares held by a spouse and 215,000 shares of restricted stock.

Item 13.     Certain Relationships and Related Transactions.

      None.

Item 14.     Principal Accountant Fees and Services.

      The following table presents fees for professional services rendered by Ernst & Young, LLP (“Ernst & Young”) in fiscal 2004 and fiscal 2003.

	2004	2003

Audit Fees	$512,308	$228,000
Audit-Related Fees	96,871	163,834
Tax Fees	18,693	2,700
All Other Fees	—	—

	$627,872	$395,434

      “Audit Fees” are fees Stratos paid to Ernst & Young for professional services relating to the annual audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K, review of the financial statements included in the Company’s quarterly reports on Form 10-Q and the filing of registration statements with the SEC.

      “Audit-Related Fees” consist of fees paid to Ernst & Young for services associated with the audit of the Company’s Stratos Lightwave, Inc. 401(k) Savings Plan and due diligence assistance related to business acquisitions.

      “Tax Fees” relate primarily to fees paid to Ernst & Young in connection with consultations on various tax planning and compliance matters.

      “All Other Fees” are fees for any products and services provided by Ernst & Young that are not included in the first three categories.

      All audit-related services, tax services and other services were pre-approved by the audit committee prior to performance.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)1. Financial Statements. The financial statements listed under “Stratos International, Inc. Index to Financial Statements” on page F-1 are filed as part of the annual report on Form 10-K filed July 29, 2004.

      2. Financial Statement Schedule. Schedule II — Valuation and Qualifying Accounts and reserves is filed as part of the annual report on Form 10-K filed July 29, 2004.

      3. Exhibits Required by Item 601 of Regulation S-K and Paragraph (c) Below.

      See response to Item 15(c) below.

      (c) Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
3.1	Restated Certificate of Incorporation of Registrant(12)
3.2	Bylaws of Registrant(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock(10)
4.1	Specimen certificate representing the common stock(1)
4.2	Specimen Certificate representing the Series B Preferred Stock(12)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC(2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent(9)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust(10)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd.(10)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers**(1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated(3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc.(4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies(5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc.(6)
10.6	Management Retention Agreement between the Registrant and James McGinley**(7)
10.7	Management Retention Agreement between the Registrant and David Slack**(7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant**(7)
10.9	Stratos Lightwave, Inc. Severance Plan**(7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley**(8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack**(8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant**(8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan**(8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan**(10)

Exhibit
Number	Description of Document

10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan**(10)
10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley* **
14	Stratos International, Inc. Code of Business Conduct and Ethics†
21	List of Subsidiaries†
23	Consent of Ernst & Young LLP†
24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)†
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†
32.2	Section 1350 Certification of Chief Financial Officer†
99	Cautionary Statements†

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†	Filed as exhibit to Stratos International, Inc.’s Annual Report on Form 10-K, filed July 29, 2004.

      (d) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves is filed as part of the annual report on Form 10-K filed July 29, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATOS INTERNATIONAL, INC.

BY:	/s/ JAMES W. MCGINLEY

James W. McGinley
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ JAMES W. MCGINLEY James W. McGinley	Director, President and Chief Executive Officer (Principal Executive Officer)	August 30, 2004

/s/ DAVID A. SLACK David A. Slack	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	August 30, 2004

* Brian J. Jackman	Director	August 30, 2004

* Charles Daniel Nelsen	Director	August 30, 2004

* Edward J. O’Connell	Director	August 30, 2004

* Reginald W. Barrett	Director	August 30, 2004

* Philip A. Harris	Director	August 30, 2004

* David Y. Howe	Director	August 30, 2004

* Newell V. Starks	Director	August 30, 2004

Signature		Title	Date

* William T. Comfort III		Director	August 30, 2004

*By:	/s/ JAMES W. MCGINLEY James W. McGinley Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
3.1	Restated Certificate of Incorporation of Registrant(12)
3.2	Bylaws of Registrant(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock(10)
4.1	Specimen certificate representing the common stock(1)
4.2	Specimen Certificate representing the Series B Preferred Stock(12)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC(2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent(9)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust(10)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd.(10)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers**(1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated(3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc.(4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies(5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc.(6)
10.6	Management Retention Agreement between the Registrant and James McGinley**(7)
10.7	Management Retention Agreement between the Registrant and David Slack**(7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant**(7)
10.9	Stratos Lightwave, Inc. Severance Plan**(7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company(11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley**(8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack**(8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant**(8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan**(8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan**(10)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan**(10)
10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood* **

Exhibit
Number	Description of Document

10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood* **
10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley* **
14	Stratos International, Inc. Code of Business Conduct and Ethics†
21	List of Subsidiaries†
23	Consent of Ernst & Young LLP†
24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)†
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†
32.2	Section 1350 Certification of Chief Financial Officer†
99	Cautionary Statements†

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/ A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/ A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†	Filed as exhibit to Stratos International, Inc.’s Annual Report on Form 10-K, filed July 29, 2004.