Form 10-Q
period 2004-07-31
STRATOS INTERNATIONAL INC
filed 2004-09-14
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-30869

STRATOS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4360035 (I.R.S. Employer Identification No.)

7444 West Wilson Avenue Chicago, Illinois 60706 (Address of Principal Executive Offices)	60706 (Zip Code)

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

Yes ☐ No ☒

As of September 10, 2004, there were 14,157,907 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

-i-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	July
	2004	31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,501	$18,094
Short-term investments	21,488	19,296
Accounts receivable, less allowance	12,544	13,359
Inventories:
Finished products	2,831	2,852
Work in process	1,042	941
Materials	12,091	12,804

	15,964	16,597
Recoverable income taxes	4,176	4,212
Prepaid expenses	1,326	1,116

Total current assets	70,999	72,674
Other assets:
Goodwill and other indefinite lived assets	6,110	6,110
Intangible assets, net of amortization	14,665	14,347
Assets held for sale	4,441	2,992
Other	5,879	5,892

	31,095	29,341
Property, plant and equipment	91,530	90,962
Less allowances for depreciation	64,574	65,271

	26,956	25,691

Total assets	$129,050	$127,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,422	$7,203
Other current liabilities	7,373	8,273
Current portion of long-term debt	2,230	1,926

Total current liabilities	18,025	17,402
Long-term debt, less current portion	801	310
Deferred income taxes	445	445
Redeemable preferred stock	5,000	5,000
Shareholders’ equity:
Preferred stock – Series B	—	—
Common stock	143	142
Additional paid-in capital	319,212	318,606
Accumulated deficit	(210,633)	(211,114)
Unearned compensation	(3,809)	(2,951)
Foreign currency translation adjustments	114	114
Cost of shares in treasury	(248)	(248)

Total shareholders’ equity	104,779	104,549

Total liabilities and shareholders’ equity	$129,050	$127,706

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2003	2004
Revenue:
Net sales	$6,571	$21,023
License fees and royalties	506	2,783

Total	7,077	23,806
Costs and expenses:
Costs of sales	7,478	13,814
Research and development	2,890	2,406
Sales and marketing	1,519	2,809
General and administrative	2,698	5,234

Total costs and expenses	14,585	24,263

Loss from operations	(7,508)	(457)
Investment income, net	240	64

Loss before income taxes	(7,268)	(393)
Provision for income taxes	—	—

Net loss	(7,268)	(393)
Preferred stock dividend requirements	—	(87)

Net loss attributable to common shareholders	$(7,268)	$(480)

Net loss per share attributable to common shareholders, basic and diluted:
Net loss	$(0.99)	$(0.03)
Preferred stock dividend requirements	—	(0.01)

Net loss per share attributable to common shareholders	$(0.99)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	7,364	13,534

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	July 31,
	2003	2004
Operating activities:
Net loss	$(7,268)	$(393)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation and amortization	1,354	1,804
Gain on sale of assets held for sale	(1,304)	—
Change in operating assets and liabilities	4,755	(1,464)

Net cash used in operating activities	(2,463)	(53)
Investing activities:
Purchases of property, plant and equipment	(1,330)	(209)
Purchases of short-term investments	(14,631)	—
Sales of short-term investments	3,929	2,192
Proceeds from sale of assets held for sale	4,381	1,450

Net cash (used in) provided by investing activities	(7,651)	3,433
Financing activities:
Repayments on long-term borrowings	(905)	(795)
Dividends on preferred stock	—	(87)
Net proceeds from exercise of stock options	—	95

Net cash used in financing activities	(905)	(787)

Net (decrease) increase in cash and cash equivalents	(11,019)	2,593
Cash and cash equivalents at beginning of period	43,649	15,501

Cash and cash equivalents at end of period	$32,630	$18,094

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2004

(All amounts in thousands, except share and per share data)

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2004 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $7,353 and $393, respectively, for the first quarters of fiscal 2004 and 2005.

2.	Business Combinations

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5,000 and a contingent value of up to an additional $6,250 based on certain events, including the future performance of the Company’s common share price. The total purchase consideration was $38,755, consisting of common and preferred shares of Company stock valued at $35,957 and $2,798 of acquisition related costs.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The Sterling acquisition was accounted for using the purchase method of accounting and the results of operations of Sterling have been included in the Company’s consolidated financial statements from the date of acquisition.

     The allocation of the purchase price to the net assets acquired was as follows:

2003
Assets acquired:
Cash	$10,918
Accounts receivable	5,312
Inventories	7,785
Developed technology	3,185
Computer software	700
Company trade names	2,700
Customer relationships	10,800
Deferred income taxes	7,572
Property, plant and equipment	8,489
Other	3,099

Total assets	60,560
Liabilities assumed:
Accounts payable	1,430
Accrued expenses	3,673
Dividend payable	12,000
Deferred income taxes	8,112

Total liabilities	25,215

Net assets acquired	35,345
Goodwill	3,410

Purchase price	$38,755

Cash paid, including transaction costs	$2,798
Stock consideration	35,957

Total purchase price	$38,755

     Independent valuation specialists identified $17,385 of intangible assets in the acquisition of Sterling. These intangible assets and their associated useful lives are as follows (in thousands):

	Amount	Useful Life
Patents and related technology	$3,185	14.25 years
Developed software	700	5.00 years
Tradenames	2,700	Indefinite
Customer relationships	10,800	12.50 years

	$17,385

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Had the acquisition been made as of May 1, 2003, unaudited pro forma sales and operating results would have been as follows:

			Pro Forma
	Stratos	Sterling	Adjustments	Consolidated
Net sales:
Three months ended July 31, 2003	$6,571	$8,903	$—	$15,474
Net loss:
Three months ended July 31, 2003	(7,268)	(1,787)	(499)	(9,554)
Net loss per share, basic and diluted:
Three months ended July 31, 2003	(0.99)	(0.24)	(0.07)	(1.30)

     The pro forma adjustments represent additional depreciation of the step-up in value of fixed assets and amortization of intangibles acquired.

     The pro forma results reported above are not necessarily indicative of future results.

     Under current tax regulations, the goodwill related to the acquisition of Sterling cannot be deducted for federal and state income tax purposes.

3.	Restructuring Charges

     During prior fiscal years the Company recorded restructuring charges related to the consolidation and elimination of various operating units.

     Accruals relating to restructuring charges and the subsequent activity are summarized as follows:

	Balance	2005	Utilized through	Balance
	April 30, 2004	Charges	July 31, 2004	July 31, 2004
Employee costs	$240	$—	$30	$210
Limited-use facility rental	738	—	236	502

	$978	$—	$266	$712

4.	Income Taxes

     The Company has recorded a valuation allowance against deferred income tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $65.2 million were recorded through April 30, 2004, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002, 2003 and 2004. We have continued to experience operating losses during the three months

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ended July 31, 2004, and an additional valuation reserve of $133 was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first three months of fiscal 2005.

     We have net operating loss carryforwards of approximately $159 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

5.	Long-Term Debt

     Long-term debt consists of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002. At July 31, 2004, information relating to this note is as follows:

Current portion	$1,926
Long-term	310

$2,236

Interest rate	5.50%
Payment terms	Monthly
Maturity	2006

The note is supported by a letter of credit in the amount of $2,700 that expires on August 1, 2005.

6.	Loss Per Share

	Three Months Ended
	July 31,
	2003	2004
Numerator – net loss attributable to common shareholders	$(7,268)	$(480)

Denominator:
Denominator for basic and diluted loss per share – weighted-average shares outstanding	7,364	13,534

Basic and diluted loss per share	$(0.99)	$(0.04)

The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of dilutive weighted average shares outstanding because their effect would be antidilutive.

7.	Sale of a Business

     Effective May 23, 2003, the Company sold the assets and business of its wholly-owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1.2 million, which is reflected as a reduction of general and

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

administrative expenses in the condensed consolidated statement of operations for the three months ended July 31, 2003.

8.	Stock-Based Compensation

     The Company accounts for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All stock options granted by the Company are granted at market price and thus no compensation expense is recorded in the Company’s results of operations. Under SFAS No. 148, “Accounting for Stock Based Compensation,” the Company is required to report quarterly and year to date pro forma net loss and loss per share as if the Company had accounted for its stock option plans under the fair value method. The following table shows the Company’s pro forma net loss and loss per share as if the Company had recorded the fair value of stock options as compensation expense.

	Three Months Ended
	July 31,
(Dollars in thousands, except per share amounts)	2003	2004
Reported net loss attributable to common shareholders	$(7,268)	$(480)
Stock-based compensation net of tax	(597)	(270)
Pro forma net loss	(7,865)	(750)
Reported basic and diluted net loss per share attributable to common shareholders	(0.99)	(0.04)
Pro forma basic and diluted net loss per share attributable to common shareholders	(1.07)	(0.06)

No stock options were issued during the three months ended July 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales, respectively; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to integrate Stratos and Sterling; (xxiv) the continued costs associated with the acquisition of Sterling; (xxv) impact on our earnings of application of th e purchase method of accounting in connection with the Sterling merger; and (xxvi) our ability to realize benefits from consolidation of Sterling into the Mesa, Arizona facility. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

See the cautionary statements included as Exhibit 99 to this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this acquisition on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Company stock valued at $36.0 million and $2.8 million of acquisition related costs.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board is comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

     On May 19, 2004, we announced that our Board of Directors had decided to explore various strategic alternatives to maximize shareholder value, including a possible sale of the Company. In connection with that decision, our Board of Directors has formed a committee and has retained CIBC World Markets Corp. as its exclusive financial advisor. There can be no assurance that a transaction will result involving the Company.

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

     The average unit prices of many of our products generally decrease as the products mature in response to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of many of our products will continue to decline in future periods, although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis. There can be no assurance that we will be able to introduce new products to offset the anticipated decrease in the average selling prices of our products.

     License fees and royalties represent payments received from licensees of our patented technology, which is also used by us in our optical, RF and microwave product lines. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of all of these license agreements extends until the expiration of the licensed patents, which in most cases is greater than ten years. We will consider entering into similar agreements in the future. However, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.

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

     Some of our critical components used in production of certain of our products are purchased from a key supplier, which has been acquired by a competitor of the Company. If this supplier increases prices, reduces quantities available to us or ceases to supply us, our business and results of operations may be significantly harmed.

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

     The Company sells through a team of representative distributors and direct sales professionals across North America, Europe and Asia. The Company’s sales teams are organized into three groups including Stratos Lightwave (active and passive components and subsystems), Trompeter (RF interconnect products) and Semflex (microwave cable and cable assemblies). The Company maintains three sales organizations to capture the strong brand identity each has developed in its respective marketplace.

     The marketing group is responsible for developing marketing strategies and programs that support the sale of the Company’s products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support, (ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote the Company’s broad lines of active and passive optical, and RF and microwave components and subsystems, (iv) public relations covering new products, applications and design wins, (v) market research to support R&D investment and investor relations activity, (vi) corporate branding to create a consistent message across the Stratos Lightwave, Trompeter and Semflex brands, and (vii) interaction with our customers in industry associations and standards committees to promote and further enhance active and passive interconnection technologies, and increase the Company’s visibility as an industry expert.

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

     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, travel costs, outside marketing and consulting services, and product marketing and promotion costs. We expect to continue to make significant expenditures for sales and marketing services.

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

     Inventory Reserves

     It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive for fulfilling future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one to two years’ projected usage depending upon the product. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we vigorously pursue such opportunities.

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

     Because we do support several fully franchised distribution agreements, which include provisions for inventory rotation, certain products covered under these agreements are returned to us from time to time.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	July 31,
	2003	2004
Revenue:
Net sales	100.0%	100.0%
License fees and royalties	7.70	13.24

Total	107.70	113.24
Costs and expenses:
Cost of sales	113.80	65.71
Research and development	43.98	11.44
Sales and marketing	23.12	13.36
General and administrative	41.06	24.90

Total costs and expenses	221.96	115.41

Loss from operations	(114.26)	(2.17)
Investment income, net	3.65	0.30

Loss before income taxes	(110.61)	(1.87)
Provision for income taxes	—	—

Net loss	(110.61)%	(1.87)%

Three Months Ended July 31, 2004 and 2003

     Net Sales. Net sales for the three month period ended July 31, 2004 increased 220% over the same period a year ago to $21.0 million from $6.6 million. This $14.4 million increase represents a $3.9 million increase in the net sales in the military/governmental end market, $4.5 million increase in the data networking end market, $2.5 million increase in the telecom/metro end market, $195,000 increase in the storage end market and $3.3 million in other end markets. Included in the amounts above is $10.5 million in sales from product lines acquired in the merger with Sterling.

     Excluding the sales attributable to the product lines acquired from Sterling, sales increased $3.9 million in the three months ended July 31, 2004 over the comparable period last year. The increase in sales was due to an increase throughout our end markets reflecting an increase in customer demand for our products. Our total sales order backlog decreased to $12.3 million as of July 31, 2004 from $13.0 million as of April 30, 2004. Although we have realized a slight decrease in our backlog since the end of fiscal 2004, we continue to experience an increase in backlog in all our end markets over the comparable period in fiscal 2004.

     License Fees and Royalties. License fees increased to $2.8 million in the three months ended July 31, 2004 from $506,000 in the three months ended July 31, 2003. This increase is primarily attributable to a $2.5 million lump sum license payment associated with the settlement of a patent infringement case. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales increased to $13.8 million in the three months ended July 31, 2004 from $7.5 million in the three months ended July 31, 2003. Gross profit as a percentage of net sales, or gross margin, improved to 34.3% in the three months ended July 31, 2004 from negative (13.8)% in the three months ended July 31, 2003. Approximately, 16.3 percentage points of the 48.1% increase was due to the decrease in prime costs and manufacturing costs, 20.8 percentage points from the product lines acquired in the merger with Sterling, 13.8 percentage points was due to the reduction in the charges for obsolete and slow moving inventory and 3.4 percentage points from the reduction of the cost of severance pay relating to restructuring of operations. These factors were offset by 6.2 percentage points for the reduction in sales of inventory previously considered excess and fully reserved.

     Cost of sales was charged approximately $115,000 and $938,000 in the three months ended July 31, 2004 and 2003, respectively, for obsolete and excess inventory.

     Research and Development. Research and development expenses decreased to $2.4 million in the three months ended July 31, 2004 from $2.9 million in the three months ended July 31, 2003. The decrease of $500,000 was due primarily to a $400,000 decrease in costs of personnel dedicated to research and development and $100,000 decrease in material and overhead costs related to major product development. The above amounts include $122,000 of research and development expenses attributable to the product lines acquired from Sterling.

     Sales and Marketing. Sales and marketing expenses increased to $2.8 million in the three months ended July 31, 2004 from $1.5 million for the three months ended July 31, 2003. This $1.3 million increase was due to increases of $1.0 million in sales and marketing salaries, fringe benefits, bonuses and commissions, and $300,000 in field sales operating costs supporting our sales. The above amounts include $1.4 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

     General and Administrative. General and administrative expenses increased to $5.2 million in the three months ended July 31, 2004 from $2.7 million in the comparable period last year. This $2.5 million increase was due to $500,000 in legal fees for the settlement of litigation as described in License Fees and Royalties above, $600,000 increase in corporate salaries, fringe benefits and bonuses and a $1.4 million increase in general expenses. The amounts above include $1.2 million of general and administrative expenses attributable to the product lines acquired from Sterling.

     We operate in markets that have experienced a severe economic downturn during the past several years and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales in accounts receivable remained consistent at 57 days at July 31, 2004 when compared to April 30, 2004.

     Investment Income, Net. Investment income, net of investment expense, decreased to $64,000 in the three months ended July 31, 2004 from $240,000 in the three months ended July 31, 2003. Investment income consists of earnings on the short-term investment of excess cash balances. Decreases in the three months ended July 31, 2004 reflect the reduction of excess cash balances as well as lower interest rates during this period.

     Income Taxes. The Company has recorded a valuation allowance against deferred income tax assets primarily associated with tax loss carry forwards based on the significant operating losses experienced. As a result, valuation allowances of $65.2 million were recorded at April 30, 2004, which eliminated the tax benefit attributable to the losses incurred in fiscal years 2002, 2003 and 2004. We have continued to experience operating losses during the three months ended July 31, 2004, and an additional valuation allowance of $133,000 was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first three months of fiscal 2005.

     We have net operating loss carry forwards of approximately $159.0 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2024.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $53,000 for the three months ended July 31, 2004. The use of cash in operating activities resulted primarily from a net loss, the decrease of accounts payable and accrued expenses, increase in accounts receivable and inventories, offset in part by decreases in prepaid expenses.

     Net cash provided by investing activities totaled $3.4 million in the three months ended July 31, 2004, including $1.4 million of proceeds from the sale of assets held for sale and a $2.2 million increase in short-term investments, offset by $200,000 for the purchase of equipment and facilities.

     Net cash used in financing activities was $800,000 in the three months ended July 31, 2004, including a $800.000 repayment on borrowings and $87,000 of dividends on preferred stock, offset by $95,000 of proceeds from exercise of stock options.

     As of July 31, 2004, our principal source of liquidity was approximately $37.4 million in cash, cash equivalents and short-term investments.

     Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require the Company to seek equity or debt financing. Our only cash commitments are (i) the repayment of long-term debt of approximately $2.2 million and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock. We also are obligated to redeem all shares of Series B

Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the Company’s achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, if a change of control of the Company occurs, the Series B Preferred Stock becomes redeemable for an aggregate of $5 million, subject to upward adjustment under certain circumstances relating to market price of the Company’s Common Stock. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of long-term debt for the next 12 months. The settlement of, or an adverse result in, current and future litigation may, however, significantly affect our cash position and capital requirements. To the extent that the Company needs to or deems it advisable to seek equity or debt financing in connection with any of the foregoing, no assurance can be given that such financing will be available, or that it will be available on favorable terms.

     We operate in markets that have experienced a severe economic downturn during the past several years. These conditions may continue in fiscal 2005, during which we may experience significant decreases in net sales and incur net losses, offset to a certain extent by the acquisition of Sterling. We expect the difficult industry conditions to continue for at least the next 6 to 12 months and they may continue for a longer period. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

     Further, in order to propel overall industry growth and to encourage interoperability of supplier components, subsystems, systems and networks, various industry standards have evolved and are evolving which provide customers the opportunity to choose between vendors who have form, fit and function compatible products that are essentially interchangeable as second or third sources. As customers manage their supply chains more efficiently, pricing pressure increases on vendors, such as the Company, reducing gross margins for similar products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is subject to certain market risks, including foreign currency and interest rates. Although our Stratos U.K. subsidiary enters into transactions in currencies other than its functional currency, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. dollars. We generally view our investment in our foreign subsidiary with a functional currency other than the U.S. dollar as long-term. The primary currency to which we are exposed is the pound sterling.

     The Company does not have exposure to interest rate risk related to its debt obligation because the interest rate is fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2004 and the first three months of fiscal 2005.

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

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While the Company has not been late in filing any reports required to be filed with the SEC, during the period covered by this report, management of the Company took steps to review and revise its financial statement closing process in order to ensure that procedures currently being performed are adequate for the timely and accurate preparation of SEC reports.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

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

     In February 2002, the Company acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against the Company alleging, among other things, that the Company breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that it believed were necessary to operate the business and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs are seeking $38 million in damages or the rescission of the acquisition agreement. The Company filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleges fraud, breach of contract and violations of federal securities laws. The counterclaim seeks compensatory and punitive damages.

     In April 2004, the Court entered an order in favor of the Company to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The alleged damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remain unchanged at $38 million. The Company believes that the plaintiffs’ remaining claims are without merit and intends to vigorously defend against these claims. The court denied the plaintiff’s motion to dismiss the Company’s counterclaims of fraud and violations of federal securities law and granted the plaintiff’s motion to dismiss the allegation of breach of contract. This action is currently set for trial on November 16, 2004.

     In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against the Company alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell seeks unspecified damages, punitive damages and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend against these claims. An August 2004 trial date was originally set but was vacated, and a new trial date has not been set.

     In March 2003, Alcatel USA, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and the Company executed a written settlement agreement resolving all disputes. Pursuant to the terms of the written settlement agreement, the parties executed mutual releases and the case was dismissed with prejudice on August 13, 2004.

     We are a plaintiff in a lawsuit relating to our intellectual property rights. The defendant in this lawsuit is Picolight, Inc. (District of Delaware). In this action, the Company alleges that optoelectronic products sold by the defendant infringe numerous of the Company’s patents. We are seeking monetary damages and injunctive relief. The defendant in this lawsuit has asserted an affirmative defense and filed counterclaims and contends that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendant. Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of our patents. If successful, the defendant is seeking attorneys’ fees and costs in connection with the lawsuit. We intend to pursue this lawsuit and defend against the counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six of the Company’s patents. The case is currently in the inequitable conduct phase and we are awaiting the judge’s ruling. The third phase on validity is dependent on the outcome of the inequitable conduct phase, and would be followed by the damages phase.

     During the first quarter of fiscal year 2005 the Company settled a patent infringement case and as a result of this settlement the Company received approximately $2.5 million, which was recorded as license fees and royalties in the consolidated statement of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (b) The Company’s registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-34864, was declared effective by the Commission on June 26, 2000. As adjusted for the 1-for-10 reverse stock split in October, 2002, a total of 1,006,250 shares of our common stock were registered pursuant to this registration statement. The managing underwriters for the offering were Lehman Brothers, CIBC World Markets, U.S. Bancorp Piper Jaffray, Robert W. Baird & Co., Tucker Anthony Cleary Gull, and Fidelity Capital Markets, a division of National Financial Services Corporation.

     The Company sold these shares at an initial public offering price of $210.00 per share. The aggregate underwriting discount paid in connection with the offering was $14,791,875.

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by the Company, were approximately $195 million. Uses of proceeds to date include $134.5 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode Electronics Inc. (“Methode”) subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

     Other than the repayment of advances from a Methode subsidiary described above and the payment of the additional purchase price in connection with our Stratos Lightwave-Florida acquisition which was paid to two of our officers (and the payment of salaries and expense reimbursements to employees in the ordinary course of business), none of the net proceeds of the offering have been paid, directly or indirectly, to any director or officer of the Company or any of their associates, to any persons owning 10 percent or more of our common stock, or to any affiliate of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the three month period ended July 31, 2004.

Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)

3.1	Restated Certificate of Incorporation of Registrant (13)

3.2	Bylaws of Registrant (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3

3.4	Certificate of Designation for Series B Preferred Stock (11)

4.1	Specimen certificate representing the common stock (1)

4.2	Specimen Certificate representing the Series B Preferred Stock (13)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24, 1998 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)

10.6	Management Retention Agreement between the Registrant and James McGinley (7)

10.7	Management Retention Agreement between the Registrant and David Slack (7)

10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)

10.9	Stratos Lightwave, Inc. Severance Plan (7)

10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)

10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)

10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)

10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)

10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)

10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)

10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and

Exhibit
Number	Description of Document
between Trompeter Electronics, Inc. and Joe Norwood (13)

10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

*	Filed or furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2004	STRATOS INTERNATIONAL, INC.

	By:	/s/ James W. McGinley

James W. McGinley
President and Chief Executive Officer

	By:	/s/ David A. Slack

David A. Slack
Executive Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)

3.1	Restated Certificate of Incorporation of Registrant (13)

3.2	Bylaws of Registrant (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3

3.4	Certificate of Designation for Series B Preferred Stock (11)

4.1	Specimen certificate representing the common stock (1)

4.2	Specimen Certificate representing the Series B Preferred Stock (13)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24, 1998 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)

10.6	Management Retention Agreement between the Registrant and James McGinley (7)

10.7	Management Retention Agreement between the Registrant and David Slack (7)

10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)

10.9	Stratos Lightwave, Inc. Severance Plan (7)

10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)

10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)

10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)

10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)

10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)

10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)

10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

Exhibit
Number	Description of Document
32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

*	Filed or furnished herewith.