Form 10-Q
period 2004-10-31
STRATOS INTERNATIONAL INC
filed 2004-12-14
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-30869

STRATOS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4360035
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7444 West Wilson Avenue	60706
Chicago, Illinois 60706
(Address of Principal Executive Offices)	(Zip Code)

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

               Yes ☐ No ☒

As of December 14, 2004, there were 14,159,123 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

-i-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	October 31,
	2004	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,501	$27,388
Short-term investments	21,488	9,247
Accounts receivable, less allowance	12,544	10,703
Inventories:
Finished products	2,831	2,852
Work in process	1,042	902
Materials	12,091	13,117

	15,964	16,871
Recoverable income taxes	4,176	4,212
Prepaid expenses	1,326	1,235

Total current assets	70,999	69,656
Other assets:
Goodwill and other indefinite lived assets	6,110	6,110
Intangible assets, net of amortization	14,665	14,036
Assets held for sale	4,441	2,988
Other	5,879	6,043

	31,095	29,177
Property, plant and equipment	91,530	89,678
Less allowances for depreciation	64,574	65,848

	26,956	23,830

Total assets	$129,050	$122,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,422	$7,044
Other current liabilities	7,373	8,153
Current portion of long-term debt	2,230	1,766

Total current liabilities	18,025	16,963
Long-term debt, less current portion	801	—
Deferred income taxes	445	445
Redeemable preferred stock	5,000	5,000
Shareholders’ equity:
Preferred stock – Series B	—	—
Common stock	143	142
Additional paid-in capital	319,212	318,629
Accumulated deficit	(210,633)	(215,201)
Unearned compensation	(3,809)	(2,796)
Foreign currency translation adjustments	114	(271)
Cost of shares in treasury	(248)	(248)

Total shareholders’ equity	104,779	100,255

Total liabilities and shareholders’ equity	$129,050	$122,663

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Revenue:
Net sales	$7,111	$18,181	$13,682	$39,204
License fees and royalties	113	1,493	619	4,276

Total	7,224	19,674	14,301	43,480
Costs and expenses:
Costs of sales	8,020	12,439	15,498	26,253
Research and development	1,807	2,422	4,697	4,828
Sales and marketing	1,327	2,610	2,845	5,419
General and administrative	3,775	6,267	6,473	11,501

Total costs and expenses	14,929	23,738	29,513	48,001

Loss from operations	(7,705)	(4,064)	(15,212)	(4,521)
Investment income, net	184	65	423	129

Loss before income taxes	(7,521)	(3,999)	(14,789)	(4,392)
Provision for income taxes	—	—	—	—

Net loss	(7,521)	(3,999)	(14,789)	(4,392)
Preferred stock dividend requirements	—	(88)	—	(175)

Net loss attributable to common shareholders	$(7,521)	$(4,087)	$(14,789)	$(4,567)

Net loss per share attributable to common shareholders, basic and diluted:
Net loss	$(1.02)	$(0.30)	$(2.00)	$(0.33)
Preferred stock dividend requirements	—	—	—	(0.01)

Net loss per share attributable to common shareholders	$(1.02)	$(0.30)	$(2.00)	$(0.34)

Weighted average number of common shares outstanding:
Basic and diluted	7,392	13,549	7,378	13,542

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	October 31,
	2003	2004
Operating activities:
Net loss	$(14,789)	$(4,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation and amortization	2,584	3,642
Gain on sale of assets held for sale	(1,305)	—
Change in operating assets and liabilities	2,784	427

Net cash used in operating activities	(10,726)	(323)
Investing activities:
Purchases of property, plant and equipment	(1,815)	(346)
Purchases of short-term investments	(28,503)	(3,747)
Sales of short-term investments	13,679	15,988
Proceeds from sale of property, plant and equipment	—	186
Proceeds from sale of assets held for sale	4,381	1,450

Net cash from (used in) investing activities	(12,258)	13,531
Financing activities:
Repayments on long-term borrowings	(1,959)	(1,265)
Net proceeds from exercise of stock options	138	119
Dividends on preferred stock	—	(175)
Treasury stock transactions	(217)	—

Net cash used in financing activities	(2,038)	(1,321)

Net increase (decrease) in cash and cash equivalents	(25,022)	11,887
Cash and cash equivalents at beginning of period	43,649	15,501

Cash and cash equivalents at end of period	$18,627	$27,388

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2004
(All amounts in thousands, except share and per share data)

1.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2004 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled $7,517 and $4,384 for the second quarters of fiscal 2004 and 2005 and $14,870 and $4,777 for the six months ended October 31, 2003 and 2004.

2.	Stock-Based Compensation

     In the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation. The provisions of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations. The Company will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. All stock options granted by the Company are granted at market price and thus no compensation expense is recorded in the Company’s results of operations. Under SFAS No. 148, the Company is required to report quarterly and year to date pro forma net loss and loss per share as if the Company had accounted for its stock options plans under the fair value method. The following table shows the Company’s pro forma net loss and loss per share as if the Company had recorded the fair value of stock options as compensation expense.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in thousands, except per share amounts)	2003	2004	2003	2004
Reported net loss attributable to common shareholders	$(7,521)	$(4,087)	$(14,789)	$(4,567)
Stock-based compensation, net of tax	(609)	(213)	(1,205)	(483)
Pro forma net loss	(8,130)	(4,300)	(15,994)	(5,050)
Reported basic and diluted net loss per share attributable to common shareholders	(1.02)	(0.30)	(2.00)	(0.34)
Pro forma basic and diluted net loss per share attributable to common shareholders	(1.10)	(0.32)	(2.17)	(0.37)

No stock options were issued during the six months ended October 31, 2004.

3.	Business Combinations

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The Company completed this merger on November 6, 2003, following approval by both Company and Sterling shareholders. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. These shares were released from escrow and distributed after the end of the second quarter. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5,000 and a contingent value of up to an additional $6,250 based on certain events, including the future performance of the Company’s common share price. The total purchase consideration was $38,755, consisting of common and preferred shares of Company stock valued at $35,957 and $2,798 of acquisition related costs.

     The primary reasons for the acquisition included Stratos’ desire to expand the size of its business, Stratos’ belief that Sterling’s electronic interconnect operations would be a positive addition to Stratos’ existing product lines, and Stratos’ goal of acquiring profitable operations. Sterling’s historical operating results, future operating forecasts and the fair value of Sterling’s assets less liabilities assumed, contributed to the determination of the purchase price and the recognition of goodwill.

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

	$17,385

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Goodwill and other indefinite lived assets at October 31, 2004 and April 30, 2004 are comprised of goodwill of $3,410 and tradenames of $2,700 related to the Sterling acquisition.

     Had the acquisition been made as of May 1, 2003, unaudited pro forma sales and operating results are estimated to have been as follows:

			Pro forma
	Stratos	Sterling	Adjustments	Consolidated
Net sales:
Six months ended October 31, 2003	$13,682	$17,364	$—	$31,046
Net loss:
Six months ended October 31, 2003	(14,789)	(4,579)	(997)	(20,365)
Net loss per share, basic and diluted:
Six months ended October 31, 2003	(2.00)	(0.63)	(0.13)	(2.76)

     The pro forma adjustments represent additional depreciation related to the step-up in value of fixed assets and amortization of intangibles acquired.

     The pro forma results reported above are not necessarily indicative of future results.

     Under current tax regulations, the goodwill related to the acquisition of Sterling cannot be deducted for federal and state income tax purposes.

4.	Intangible Assets

     Amortizable intangible assets were comprised of the following:

	October 31, 2004			April 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Customer relationships	$10,800	$864	$9,936	$10,800	$432	$10,368
Patents and related technology	4,085	452	3,633	4,039	325	3,714
Developed software	700	233	467	700	117	583

Total amortized intangible assets	$15,585	$1,549	$14,036	$15,539	$874	$14,665

     Amortization for intangible assets was $355 and $684 for the three and six months ended October 31, 2004. Annual expense for intangible assets subject to amortization is expected to approximate $1,500 for each of the next five years.

5.	Restructuring Charges

     During prior fiscal years the Company recorded restructuring charges related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory, goodwill and fixed asset impairment, personnel, rentals for limited use

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

facilities and legal costs related to the restructuring of operations. The Company terminated 95 employees in fiscal 2004 during the restructuring of operations, including both production and administrative personnel.

     Accruals relating to restructuring charges and the subsequent activity are summarized as follows:

	Balance	2005	Utilized through	Balance
	April 30, 2004	Charges	October 31, 2004	October 31, 2004
Employee costs	$240	$—	$101	$139
Limited-use facility rental	738	—	535	203

	$978	$—	$636	$342

6.	Income Taxes

     The Company has recorded a valuation allowance of $65,200 against deferred income tax assets primarily associated with tax loss carry forwards through April 30, 2004 because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We have continued to experience operating losses during the six months ended October 31, 2004, and an additional valuation reserve of $1,600 was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2005.

     We have net operating loss carryforwards of approximately $165,000 that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2025.

7.	Long-Term Debt

     Long-term debt consists of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002. At October 31, 2004, the remaining principal payments totaling $1,766 are considered current because such payments are due within one year of the balance sheet date.

     The note is supported by a letter of credit in the amount of $2,700 that expires on August 1, 2005.

8.	Assets Held For Sale

     Assets held for sale at October 31, 2004 represents real property and machinery and equipment that is no longer in use and is being actively marketed for sale. Management expects to complete these sales transactions within a one-year period. The Company recorded a charge

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of $619 in fiscal 2004 to adjust the carrying value of assets held for sale to their estimated net realizable value. The Company used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.

9.	Loss Per Share

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2004	2003	2004
Numerator – net loss attributable to common shareholders	$(7,521)	$(4,087)	$(14,789)	$(4,567)

Denominator:
Denominator for basic and diluted loss per share – weighted-average shares outstanding	7,392	13,549	7,378	13,542

Basic and diluted loss per share	$(1.02)	$(0.30)	$(2.00)	$(0.34)

The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of dilutive weighted average shares outstanding because their effect would be antidilutive.

10.	Sale of a Business

     Effective May 23, 2003, the Company sold the assets and business of its wholly-owned subsidiary, Bandwith Semiconductor LLC, located in Hudson, New Hampshire. The Company realized a net gain of approximately $1,200, which is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations for the six months ended October 31, 2003.

11.	Litigation

     The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of the Company’s IPO. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     In 2003, the Company agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants have opposed the motion, and the court has not ruled on it.

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

     In April 2004, the Court entered an order in favor of the Company to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The alleged damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remain unchanged at $38 million. The Company believes that the plaintiffs’ remaining claims are without merit and intends to vigorously defend against these claims. The court also denied the plaintiff’s motion to dismiss the Company’s counterclaims of fraud and violations of federal securities law and granted the plaintiff’s motion to dismiss the allegation of breach of contract. Trial of this action commenced on December 1, 2004, and is expected to conclude in December 2004.

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

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     In March 2003, Alcatel USA filed suit against the Company and others, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and the Company executed a written settlement agreement resolving all disputes. Pursuant to the terms of the written settlement agreement, the parties executed mutual releases and the case was dismissed with prejudice on August 13, 2004.

     The Company is a plaintiff in a lawsuit relating to its intellectual property rights against Picolight, Inc. (District of Delaware). In this action, the Company alleges that optoelectronic products sold by the defendant infringe numerous of the Company’s patents and is seeking monetary damages and injunctive relief. The defendant has asserted an affirmative defense and filed counterclaims and contends that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendant. Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of the Company’s patents. If successful, the defendant is seeking attorneys’ fees and costs in connection with the lawsuit. The Company intends to pursue this lawsuit and defend against the counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six of the Company’s patents. The case is currently in the inequitable conduct phase and we are awaiting the judge’s ruling. The third phase on validity is dependent on the outcome of the inequitable conduct phase, and would be followed by the damages phase.

     During the second quarter of fiscal year 2005 the Company settled a patent infringement case and as a result of this settlement the Company received approximately $1.4 million, which was recorded as license fees and royalties in the consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of the communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales, respectively; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to integrate Stratos and Sterling; (xxiv) the continued costs associated with the acquisition of Sterling; and (xxv) impact on our earnings of application of the purchase method of accounting in connection w ith the Sterling merger. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

See the cautionary statements included as Exhibit 99 to this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our outlook.

Overview

     In November 2003, the Company acquired Sterling Holding Company (“Sterling”), a privately-held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. At closing, Sterling became a wholly-owned subsidiary of the Company, with Sterling shareholders receiving 6,082,000 shares of the Company’s common stock, which represented approximately 82% of the Company’s total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to the Company with respect to certain matters provided for in the merger agreement. These shares were released from escrow and distributed after the end of the second quarter. Company common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. The Company also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of the Company’s share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Company stock valued at $36.0 million and $2.8 million of acquisition related costs.

     In connection with the transaction, the Company expanded its Board of Directors to nine members. The new board was comprised of four members of the Company’s Board at the time of the closing of the merger, four members from Sterling’s Board, and an additional director chosen by Sterling.

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

     On November 5, 2004, the Company announced that James W. McGinley resigned effective that date, as President and Chief Executive Officer and director of the Company. In addition, the Company announced that Brian J. Jackman had resigned as a director of the Company effective the same date. As a result, the Board currently has seven members.

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

     Revenue Recognition

     Revenue from product sales, is recognized when a customer order is established, the price is determined, title passes (which occurs upon shipment) and collectibility is reasonably assured. On rare occasions, we may ship products to a customer FOB destination and transfer of ownership occurs at the customer’s place of business. Our product sales do not include any obligations for installation, training or other post shipment obligations. We do not issue any guarantees or provide warranties for our products. We handle returns by replacing, repairing or issuing credit for defective products when returned. We establish a reserve for returns based on any known and anticipated returns and accordingly adjust revenue, accounts receivable and inventories.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended October 31,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Net sales	$18,181	100.0%	$7,111	100.0%	$11,070	155.7%
License fees and royalties	1,493	8.2	113	1.6	1,380	1,221.2

Total revenue	19,674	108.2	7,224	101.6	12,450	172.3
Costs and expenses:
Cost of sales	12,439	68.4	8,020	112.8	4,419	55.1
Research and development	2,422	13.3	1,807	25.4	615	34.0
Sales and marketing	2,610	14.4	1,327	18.7	1,283	96.7
General and administrative	6,267	34.5	3,775	53.1	2,492	66.0

Total costs and expenses	23,738	130.6	14,929	210.0	8,809	59.0

Loss from operations	(4,064)	(22.4)	(7,705)	(108.4)	3,641	47.3
Investment income, net	65	0.4	184	2.6	(119)	(64.7)

Loss before income taxes	(3,999)	(22.0)	(7,521)	(105.8)	3,522	46.8
Provision for income taxes	—	—	—	—	—	—

Net loss	$(3,999)	(22.0)%	$(7,521)	(105.8)%	$3,522	46.8%

Three Months Ended October 31, 2004 and 2003

     Net Sales. Net sales for the second quarter of fiscal 2005 increased to $18.2 million from $7.1 million a year ago. Of the $11.1 million increase in the second quarter, $6.0 million was from an increase in net sales to the military/governmental end market, $2.2 million from an increase to the telecom/metro end market, and $3.7 million is from an increase in net sales to other end markets. These increases were offset in part by an $800,000 decrease in net sales in the data networking end market. Included in the amounts above is $10.6 million in sales from product lines acquired in the merger with Sterling.

     Excluding the sales attributable to the product lines acquired from Sterling, sales increased $488,000 (6.9%) in the three months ended October 31, 2004 over the comparable period last year. The increase in sales was due to an increase in customer demand for our products in most of our end markets.

     On November 5, 2004 the Company announced that revenues for the three months ended October 31, 2004 would be lower than expected, due to anticipated returns of a specific product sold to one major customer. As a result of certain quality problems experienced with the product, the Company decided to accept the returns and rework the parts and the quality issue has been resolved to the customer’s satisfaction. Returns of $1.5 million related to this matter were recorded in the three months ended October 31, 2004. However, the customer has identified additional source(s) for this product and competition will likely create downward pricing pressure.

     License Fees and Royalties. License fees increased to $1.5 million in the three months ended October 31, 2004 from $113,000 in the three months ended October 31, 2003. This increase is primarily attributable to $1.4 million of license fee income associated with the settlement of a patent infringement case. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. Cost of sales increased to $12.4 million in the three months ended October 31, 2004 from $8.0 million in the three months ended October 31, 2003. Gross margin as a percentage of net sales improved to 31.6% in the three months ended October 31, 2004 from negative 12.8% in the three months ended October 31, 2003. Approximately, 13.6 percentage points of the 44.4% increase was due to the decrease in prime costs and manufacturing costs, 22.6 percentage points was due to product lines acquired in the merger with Sterling, and 9.2 percentage points was due to the reduction in the charges for obsolete and slow moving inventory that were recognized in the second quarter of fiscal 2004. These factors were offset by 1.0 percentage point for the reduction in sales of inventory previously considered excess and fully reserved.

     Research and Development. Research and development expenses increased to $2.4 million in the three months ended October 31, 2004 from $1.8 million in the three months ended October 31, 2003. The increase of $600,000 was due primarily to a $400,000 increase in costs of personnel dedicated to research and development and $200,000 increase in material and overhead cost related to major product development. The above amounts include $165,000 of research and development expenses attributable to the product lines acquired from Sterling.

     Sales and Marketing. Sales and marketing expenses increased to $2.6 million in the three months ended October 31, 2004 from $1.3 million for the three months ended October 31, 2003. This $1.3 million increase was due to increases of $1.4 million in sales and marketing salaries, fringe benefits, bonuses and commissions, offset by a decrease of $100,000 in field sales operating costs supporting our sales. The above amounts include $1.4 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

     General and Administrative. General and administrative expenses increased to $6.3 million in the three months ended October 31, 2004 from $3.8 million in the comparable period last year. This increase of $2.5 million resulted from an increase of $600,000 in corporate salaries, fringe benefits and bonuses and a $1.9 million increase in general expenses. The amounts above include $1.2 million of general and administrative expenses attributable to the product lines acquired from Sterling.

     Investment Income, Net. Investment income, net of investment expense, decreased to $65,000 in the three months ended October 31, 2004 from $184,000 in the three months ended October 31, 2003. Investment income consists of earnings on the short-term investment of excess cash balances. The decrease of this income in the three months ended October 31, 2004 reflect less cash being invested on a short-term basis as well as lower prevailing interest rates during the period.

     Income Taxes. The Company has recorded a valuation allowance of $65.4 million against deferred income tax assets primarily associated with tax loss carry forwards through July 31, 2004 because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We have continued to experience operating losses during the three months ended October 31, 2004, and an additional valuation allowance of $1.4 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the second quarter of fiscal 2005.

Six Months Ended October 31, 2004 and 2003

	Six Months Ended October 31,				Change
	2004		2003		$	%
	(dollars in millions)
Revenue:
Net sales	$39,204	100.0%	$13,682	100.0%	$25,522	186.5%
License fees and royalties	4,276	10.9	619	4.5	3,657	590.8

Total revenue	43,480	110.9	14,301	104.5	29,179	204.0
Costs and expenses:
Cost of sales	26,253	67.0	15,498	113.3	10,755	69.4
Research and development	4,828	12.3	4,697	34.3	131	2.8
Sales and marketing	5,419	13.8	2,845	20.8	2,574	90.5
General and administrative	11,501	29.3	6,473	47.3	5,028	77.7

Total costs and expenses	48,001	122.4	29,513	215.7	18,488	62.6

Loss from operations	(4,521)	(11.5)	(15,212)	(111.2)	10,691	70.3
Investment income, net	129	0.3	423	3.1	(294)	69.5

Loss before income taxes	(4,392)	(11.2)	(14,789)	(108.1)	10,397	70.3
Provision for income taxes	—	—	—	—	—	—

Net loss	$(4,392)	(11.2)%	$(14,789)	(108.1)%	$10,397	70.3%

     Net sales for the six month period ended October 31, 2004 increased $25.5 million over the same period a year ago to $39.2 million from $13.7 million. The increase represents a $9.8 million increase in net sales to the military/governmental end market, a $4.8 million increase in the net sales to the telecom/metro end market, a $3.8 million increase in net sales to the data networking end market, a $100,000 increase in the net sales into the storage end market, and $7 million is from an increase in net sales to other end markets. Included in the amounts above is $21.1 million in net sales from product lines acquired in the merger with Sterling.

     Excluding the sales attributable to the product lines acquired from Sterling, sales increased $4.4 million (32.1%) in the six months ended October 31, 2004 over the comparable period last year. The increase in sales was due to an increase in customer demand for our products throughout our end markets. Our total sales order backlog decreased to $12.3 million as of October 31, 2004 from $13.0 million as of April 30, 2004. Although we realized a slight decrease in our backlog since the end of fiscal 2004, we experienced an increase in backlog in all our end markets over the comparable period in fiscal 2004.

     License Fees and Royalties. License fees increased to $4.3 million in the six months ended October 31, 2004 from $619,000 in the six months ended October 31, 2003. This increase is primarily attributable to $3.9 million of license fee income associated with the settlement of two patent infringement cases. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.

     Cost of Sales and Gross Margins. The gross margin increased to 33% for the six months ended October 31, 2004 from negative 13.3% in the comparable period last year. Approximately 15.8 percentage points of the 46.3% increase was due to the decrease in prime costs and manufacturing costs, 21.6 percentage points was due to product lines acquired in the merger with Sterling, 10.4 percentage points was due to the reduction in the charges for obsolete and slow moving inventory and 2.8 percentage points was due to reduction of the cost of severance pay relating to restructuring of operations. These factors were offset by 4.3 percentage points for the sale of inventory previously considered excess and fully reserved.

     Cost of sales was increased approximately $140,000 and $1.5 million in the six months ended October 31, 2004 and 2003, respectively, for obsolete and excess inventory.

     Research and Development. Research and development expenses increased to $4.8 million in the six months ended October 31, 2004 from $4.7 million in the six months ended October 31, 2003. The increase of $100,000 was the result of increases in personnel costs dedicated to research and development and in material and overhead costs related to major product development. The above amounts include $287,000 of research and development expenses attributable to the product lines acquired from Sterling.

     Sales and Marketing. Sales and marketing expenses increased to $5.4 million in the six months ended October 31, 2004 from $2.8 million in the comparable period last year. This $2.6 million increase was due to an increase in sales and marketing salaries, fringe benefits, bonuses and commissions. The above amounts include $2.8 million of sales and marketing expenses attributable to the product lines acquired from Sterling.

     General and Administrative. General and administrative expenses increased to $11.5 million in the six months ended October 31, 2004 from $6.5 million in the comparable period last year. This $5 million increase was due to $500,000 in legal fees for the settlement of litigation as described in License Fees and Royalties above, $1.2 million increase in salaries, fringe benefits and bonuses and a $3.3 million increase in general expenses. The amounts above include $2.3 million of general and administrative expenses attributable to the product lines acquired from Sterling.

     Investment Income, Net. Investment income, net of investment expense, decreased to $129,000 in the six months ended October 31, 2004 from $423,000 in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances, and the decreases of this income in the six months ended October 31, 2004 reflect the reduction of excess cash balances as well as lower prevailing interest rates during the period.

     Income Taxes. The Company has recorded a valuation allowance of $65.2 million against deferred income tax assets primarily associated with tax loss carry forwards through April 30, 2004 because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We have continued to experience operating losses during the six months ended October 31, 2004, and an additional valuation allowance of $1,600 was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first six months of fiscal 2005.

     We have net operating loss carry forwards of approximately $165 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire in 2022 through 2025.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $323,000 for the six months ended October 31, 2004. The use of cash in operating activities resulted primarily from a net loss, the decrease of accounts payable and accrued expenses, and an increase in inventory, offset in part by a decrease in accounts receivable. Net cash used in operating activities totaled $10.7 million for the six months ended October 31, 2003. The use of cash in operating activities resulted primarily from a net loss offset in part by decreases in accounts receivable and inventories and increases in accounts payable and accrued expenses.

     We operate in markets that have experienced a severe economic downturn during the past several years and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales in accounts receivable was 53 days at October 31, 2004 compared to 57 days at April 30, 2004.

     Net cash from investing activities totaled $13.5 million in the six months ended October 31, 2004, including a $12.2 million decrease in short-term investments, $200,000 in proceeds from the sale of fixed assets and $1.4 million of proceeds from the sale of assets held for sale, offset by $350,000 for the purchase of equipment and facilities. Net cash used in investing activities totaled $12.3 million in the six months ended October 31, 2003, including $1.8 million for the purchase of equipment and facilities, a $14.8 million increase in short-term investments, partially offset by $4.3 million of proceeds from the sale of assets held for sale.

     Net cash used in financing activities was $1.3 million in the six months ended October 31, 2004, including a $1.25 million repayment on borrowings and $175,000 of dividends on preferred stock, offset in part by $120,000 of proceeds from exercise of stock options. Net cash used in financing activities was $2.0 million in the six months ended October 31, 2003, including a $2.0 million repayment on borrowings and $200,000 in treasury stock transactions, offset in part by $200,000 of proceeds from exercise of stock options.

     As of October 31, 2004, our principal source of liquidity was approximately $36.6 million in cash, cash equivalents and short-term investments.

     Sterling provided $4.1 million of net positive cash flow during the six months ended October 31, 2004.

     Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require the Company to seek equity or debt financing. Our only cash commitments are (i) the repayment of long-term debt of approximately $1.8 million and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock ($350,000 annually). We also are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the Company’s achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, if a change of control of the Company occurs, the Series B Preferred Stock becomes redeemable for an aggregate of $5 million, subject to upward adjustment under certain circumstances relating to market price of the Company’s Common Stock. We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of long-term debt for the next 12 months. The settlement of, or an adverse result in, current and future litigation may, however, significantly affect our cash position and capital requirements. To the extent that the Company needs to or deems it advisable to seek equity or debt financing in connection with any of the foregoing, no assurance can be given that such financing will be available, or that it will be available on favorable terms.

     The severe economic downturn in our markets during the past several years may continue in the remainder of fiscal 2005, during which we may experience significant decreases in net sales and incur net losses, offset to a certain extent by net profits generated by Sterling. We expect the difficult industry conditions to continue for at least the next 6 to 12 months and they may continue for a longer period. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and our business, operating results and financial condition would suffer.

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

Off-Balance Sheet Arrangements

     We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

     The Company does not have exposure to interest rate risk related to its debt obligation because the interest rate is fixed. The Company’s market risk is the potential loss of income from the reduction in interest rates from the renewal of short-term investments. The Company has experienced such reductions in these rates during fiscal year 2004 and the first six months of fiscal 2005.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, our management, including our Chief Financial Officer and the two other Executive Vice Presidents, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Financial Officer and the two other Executive Vice Presidents concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

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

     The Company and certain of its directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against the Company and certain of its directors and executive officers. The complaints also name as defendants the underwriters for the Company’s initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of the Company’s IPO. The complaints generally allege, among other things, that the registration statement and prospectus from the Company’s June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge the Company and two or three of its directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

     In 2003, the Company agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, the Company and the defendant officers and directors, and the Company’s liability insurer. Under the terms of the Memorandum of Understanding, the Company’s liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against the Company and its officers and directors, and the Company will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants have opposed the motion, and the court has not ruled on it.

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

     In April 2004, the Court entered an order in favor of the Company to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The alleged damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remain unchanged at $38 million. The Company believes that the plaintiffs’ remaining claims are without merit and intends to vigorously defend against these claims. The court also denied the plaintiff’s motion to dismiss the Company’s counterclaims of fraud and violations of federal securities law and granted the plaintiff’s motion to dismiss the allegation of breach of contract. Trial of this action commenced on December 1, 2004, and is expected to conclude in December 2004.

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

     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for the company, filed suit against the Company and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to the Company, under its Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to the Company’s submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from the Company and the Company disputes denial of the coverage. This action is scheduled for trial in June 2005.

     In March 2003, Alcatel USA filed suit against the Company and others, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. The Company asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and the Company executed a written settlement agreement resolving all disputes. Pursuant to the terms of the written settlement agreement, the parties executed mutual releases and the case was dismissed with prejudice on August 13, 2004.

     The Company is a plaintiff in a lawsuit relating to its intellectual property rights against Picolight, Inc. (District of Delaware). In this action, the Company alleges that optoelectronic products sold by the defendant infringe numerous of the Company’s patents and is seeking monetary damages and injunctive relief. The defendant has asserted an affirmative defense and filed counterclaims and contends that the patents are invalid, unenforceable and/or not infringed by the products sold by the defendant. Picolight has asserted an antitrust counterclaim based on the alleged unenforceability of the Company’s patents. If successful, the defendant is seeking attorneys’ fees and costs in connection with the lawsuit. The Company intends to pursue this lawsuit and defend against the counterclaims vigorously. On November 24, 2003, a jury returned a verdict finding that Picolight infringed six of the Company’s patents. The case is currently in the inequitable conduct phase and we are awaiting the judge’s ruling. The third phase on validity is dependent on the outcome of the inequitable conduct phase, and would be followed by the damages phase.

     During the second quarter of fiscal year 2005 the Company settled a patent infringement case and as a result of this settlement the Company received approximately $1.4 million, which was recorded as license fees and royalties in the consolidated statement of operations.

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

     The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by the Company, were approximately $195 million. Uses of proceeds to date include $135.2 million for general corporate purposes and the purchase of equipment and facilities, payments of $17.1 million in connection with various acquisitions, repayment of $2.7 million of advances from a Methode Electronics Inc. (“Methode”) subsidiary, and $333,000 for repayment of a note assumed in connection with the acquisition of our Stratos Ltd. subsidiary. The remainder of the proceeds will be used for general corporate purposes, including working capital, capital expenditures, and research and development. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing, investment grade marketable securities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three month period ended October 31, 2004.

Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)

3.1	Restated Certificate of Incorporation of Registrant (13)

3.2	Bylaws of Registrant (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3

3.4	Certificate of Designation for Series B Preferred Stock (11)

4.1	Specimen certificate representing the common stock (1)

4.2	Specimen Certificate representing the Series B Preferred Stock (13)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24, 1998 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)

10.6	Management Retention Agreement between the Registrant and James McGinley (7)

10.7	Management Retention Agreement between the Registrant and David Slack (7)

10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)

10.9	Stratos Lightwave, Inc. Severance Plan (7)

10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)

10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)

10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)

10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)

10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)

10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)

10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics,

Exhibit
Number	Description of Document
Inc. and Joe Norwood (13)

10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Executive Officer*

32.1	Section 1350 Certification of Chief Financial Officer*

32.2	Section 1350 Certification of Executive Officer*

32.3	Section 1350 Certification of Executive Officer*

99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

*	Filed or furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2004	Stratos International, Inc.

	By:	/s/ David A. Slack

David A. Slack
Executive Vice President – Finance and
Chief Financial Officer

	By:	/s/ Joe D. Norwood

Joe D. Norwood
Executive Vice President

	By:	/s/ Richard C.E. Durrant

Richard C.E. Durrant
Executive Vice President

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)

3.1	Restated Certificate of Incorporation of Registrant (13)

3.2	Bylaws of Registrant (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3

3.4	Certificate of Designation for Series B Preferred Stock (11)

4.1	Specimen certificate representing the common stock (1)

4.2	Specimen Certificate representing the Series B Preferred Stock (13)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24,19/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)

10.6	Management Retention Agreement between the Registrant and James McGinley (7)

10.7	Management Retention Agreement between the Registrant and David Slack (7)

10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)

10.9	Stratos Lightwave, Inc. Severance Plan (7)

10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)

10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)

10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)

10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)

10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)

10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)

10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)

10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Executive Officer*

32.1	Section 1350 Certification of Chief Financial Officer*

Exhibit
Number	Description of Document
32.2	Section 1350 Certification of Executive Officer*

32.3	Section 1350 Certification of Executive Officer*

99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

*	Filed or furnished herewith.