Form 10-Q
period 2005-01-31
STRATOS INTERNATIONAL INC
filed 2005-03-17
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-30869

STRATOS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4360035
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7444 West Wilson Avenue	60706
Chicago, Illinois 60706
(Address of Principal Executive Offices)	(Zip Code)

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

     Yes ☐ No ☑

As of March 11, 2005, there were 14,603,515 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

i

\

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31,	April 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,709	$15,501
Short-term investments	9,447	21,488
Accounts receivable, less allowance (2005 - $834, 2004 - $358)	11,776	12,544
Inventories:
Finished products	2,839	2,831
Work in process	912	1,042
Materials	12,689	12,091

Total Inventories	16,440	15,964
Recoverable income taxes	4,212	4,176
Prepaid expenses	1,140	1,326

Total current assets	66,724	70,999
Goodwill and other indefinite lived assets	6,110	6,110
Intangible assets, net of amortization	13,710	14,665
Assets held for sale	2,989	4,441
Other assets	5,698	5,879

Total other assets	28,507	31,095

Property, plant and equipment	89,940	91,530
Less allowances for depreciation	(67,445)	(64,574)

Net property, plant and equipment	22,495	26,956

Total assets	$117,726	$129,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,834	$8,422
Other current liabilities	12,019	7,373
Current portion of long-term debt	1,458	2,230

Total current liabilities	20,311	18,025

Long-term debt, less current portion	—	801
Deferred income taxes	445	445
Redeemable preferred stock	5,000	5,000

Total Liabilities	25,756	24,271

Shareholders’ equity:
Preferred stock – Series B	—	—
Common stock	143	143
Additional paid-in capital	318,431	319,212
Accumulated deficit	(223,854)	(210,633)
Unearned compensation	(2,415)	(3,809)
Foreign currency translation adjustments	(87)	114
Cost of shares in treasury	(248)	(248)

Total shareholders’ equity	91,970	104,779

Total liabilities and shareholders’ equity	$117,726	$129,050

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenue:
Net sales	$19,430	$16,034	$58,634	$29,716
License fees and royalties	103	333	352	868

Total revenue	19,533	16,367	58,986	30,584

Costs and expenses:
Costs of sales	13,737	12,608	39,991	28,106
Research and development	2,557	2,054	7,385	6,752
Sales and marketing	2,856	2,429	8,274	5,275
General and administrative	9,651	5,344	20,993	13,529

Total costs and expenses	28,801	22,435	76,643	53,662

Loss from operations	(9,268)	(6,068)	(17,657)	(23,078)

Gain on sale of business	—	—	—	1,305
Investment and other income, net	640	629	609	1,460
Income from settlements of litigation	63	63	4,090	148

Loss before income taxes	(8,565)	(5,376)	(12,958)	(20,165)
Provision for income taxes	—	—	—	—

Net loss	(8,565)	(5,376)	(12,958)	(20,165)
Preferred stock dividend requirements	(88)	(55)	(263)	(55)

Net loss attributable to common shareholders	$(8,653)	$(5,431)	$(13,221)	$(20,220)

Net loss per share attributable to common shareholders, basic and diluted:
Net loss	$(0.63)	$(0.40)	$(0.95)	$(2.14)
Preferred stock dividend requirements	(0.01)	(0.00)	(0.02)	(0.01)

Net loss per share attributable to common shareholders	$(0.64)	$(0.40)	$(0.97)	$(2.15)

Weighted average number of common shares outstanding:
Basic and diluted	13,559	13,507	13,670	9,421

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	January 31,
	2005	2004
Operating activities:
Net loss	$(12,958)	$(20,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation and amortization	6,440	4,325
Gain on sale of business	—	(1,305)
Change in operating assets and liabilities	3,568	3,022

Net cash used in operating activities	(2,950)	(14,123)

Investing activities:
Purchases of property, plant and equipment	(525)	(2,627)
Purchases of short-term investments	(6,747)	(31,803)
Sales of short-term investments	18,788	25,294
Acquisition, net of cash acquired	—	8,119
Proceeds from sale of property, plant and equipment	186	—
Proceeds from sale of business	—	4,381
Proceeds from sale of assets held for sale	1,480	—

Net cash provided by investing activities	13,182	3,364

Financing activities:
Repayments on long-term borrowings	(1,573)	(2,796)
Distribution to former owners of acquired business	—	(12,000)
Net proceeds from exercise of stock options	119	223
Dividends on preferred stock	(263)	—
Treasury stock transactions	—	(216)

Net cash used in financing activities	(1,717)	(14,789)

Effect of exchange rates on cash	(307)	-

Net increase (decrease) in cash and cash equivalents	8,208	(25,548)

Cash and cash equivalents at beginning of period	15,501	43,649

Cash and cash equivalents at end of period	$23,709	$18,101

Supplemental schedule of non-cash investing and financing activities:
Preferred and common stock issued in acquisition of subsidiary	$—	$35,957
Issuance of 112,000 shares of restricted stock	466	—

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Net loss	$(8,565)	$(5,376)	$(12,958)	$(20,165)
Other comprehensive income (loss):
Foreign currency translation adjustments	184	(165)	(201)	(246)

Comprehensive loss	$(8,381)	$(5,541)	$(13,159)	$(20,411)

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2005
(All amounts in thousands, except share and per share data)

     1.      Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2004 included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     Certain amounts in prior periods have been reclassified to confirm to the current period presentation.

     2.      Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS No. 123(R) in the second quarter of fiscal year 2006. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. At the present time, we are evaluating the effect of SFAS 123(R) on our financial statements including the related disclosures that will be required.

     3.      Stock-Based Compensation

     In the first quarter of fiscal 2004, we adopted Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation. The provisions of SFAS No. 148 did not have a material impact on our financial position or results of operations. We will continue to account for stock-based compensation plans using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Employees, and related interpretations. All stock options are granted at market price and thus no compensation expense is recorded in our results of operations. Under SFAS No. 148, we are required to report quarterly and year to date pro forma net loss and loss per share as if we had accounted for stock options plans under the fair value method. The following table shows the pro forma net loss and loss per share as if we had recorded the fair value of stock options as compensation expense:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Reported net loss attributable to common shareholders	$(8,653)	$(5,431)	$(13,221)	$(20,220)
Stock-based compensation, net of tax	(104)	(486)	(587)	(1,693)

Pro forma net loss	$(8,757)	$(5,917)	$(13,808)	$(21,913)

Reported basic and diluted net loss per share attributable to common shareholders	$(0.64)	$(0.40)	$(0.97)	$(2.15)
Pro forma basic and diluted net loss per share attributable to common shareholders	$(0.65)	$(0.44)	$(1.01)	$(2.33)

     No stock options were issued during the nine months ended January 31, 2005.

     Subsequent to January 31, 2005 we issued 280,934 shares of restricted stock to key employees and directors.

     4.      Loss Per Share

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net loss attributable to common shareholders	$(8,653)	$(5,431)	$(13,221)	$(20,220)

Weighted average number of shares outstanding, basic and diluted	13,559	13,507	13,670	9,421

Basic and diluted loss per share	$(0.64)	$(0.40)	$(0.97)	$(2.15)

     The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of diluted weighted average shares outstanding because their effect would be antidilutive.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     5.      Sale of a Business

     Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary Bandwidth Semiconductor LLC, located in Hudson, New Hampshire, realizing a net gain of approximately $1.3 million.

     6.       Business Combinations

     In November 2003, we acquired Sterling Holding Company (“Sterling”), a privately held company based in Mesa, Arizona that designs and manufactures Radio Frequency (“RF”) and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. We completed this merger on November 6, 2003, following approval by both our and Sterling’s shareholders. At closing, Sterling became a wholly-owned subsidiary, with Sterling shareholders receiving 6,082,000 shares of our common stock, which represented approximately 82% of total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to us with respect to certain matters provided for in the merger agreement. These shares were released from escrow and distributed on the first anniversary of the merger, which fell in our third quarter of fiscal 2005. Our common shares issued in this transaction were valued at $5.09 per share, the closing price on July 2, 2003, the day the merger was announced. We also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.3 million based on certain events, including the future performance of our common share price. If and when any contingent value is established, such amount will be recorded as an increase in purchase price and recorded as goodwill. The total purchase consideration was $38.8 million, consisting of common and preferred shares of our stock valued at $35.9 million and $2.8 million of acquisition related costs.

     The primary reasons for the acquisition included Stratos’ desire to expand the size of its business, Stratos’ belief that Sterling’s electronic interconnect operations would be a positive addition to Stratos’ existing product lines, and Stratos’ goal of acquiring profitable operations. Sterling’s historical operating results, future operating forecasts and the fair value of Sterling’s assets, less liabilities assumed, contributed to the determination of the purchase price and the recognition of goodwill.

     The Sterling acquisition was accounted for using the purchase method of accounting and the results of operations of Sterling have been included in our consolidated financial statements from the date of acquisition.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Under the purchase method of accounting, the total purchase price as shown in the table below was allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction.

Assets acquired:
Cash	$10,918
Accounts receivable	5,312
Inventories	7,785
Developed technology	3,185
Computer software	700
Company trade names	2,700
Customer relationships	10,800
Deferred income taxes	7,572
Property, plant and equipment	8,489
Other	3,099

Total assets	$60,560
Liabilities assumed:
Accounts payable	$1,430
Accrued expenses	3,673
Dividend payable	12,000
Deferred income taxes	8,112

Total liabilities	25,215

Net assets acquired	35,345
Goodwill	3,410

Purchase price	$38,755

Cash paid, including transaction costs	$2,798
Stock consideration	35,957

Total purchase price	$38,755

     The intangible assets and their associated useful lives are as follows ($ in thousands):

	Amount	Useful Life
Patents and related technology	$3,185	14.25 years
Developed software	700	5.00 years
Tradenames	2,700	Indefinite
Customer relationships	10,800	12.50 years

	$17,385

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Had the acquisition been made as of May 1, 2003, unaudited pro forma sales and net loss are estimated to have been as follows:

			Pro forma
Nine months ended January 31, 2004	Stratos	Sterling	Adjustments	Consolidated

Net sales	$21,050	$26,267	$—	$47,317
Net loss	(20,706)	(6,366)	(997)	(28,069)
Net loss per share, basic and diluted	$(2.20)	$(0.68)	$(0.11)	$(2.99)

     The pro forma adjustments represent additional depreciation related to the step-up in value of fixed assets and amortization of intangibles acquired. The pro forma results reported above are not necessarily indicative of future results. Under current tax regulations, the goodwill related to the acquisition of Sterling cannot be deducted for federal and state income tax purposes.

     Goodwill and other indefinite lived assets at January 31, 2005 and April 30, 2004 are comprised of goodwill of $3.4 million and trade names of $2.7 million related to the Sterling acquisition.

     7.      Intangible Assets

     Amortizable intangible assets were comprised of the following:

	January 31, 2005			April 30, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$10,800	$(1,080)	$9,720	$10,800	$(432)	$10,368
Patents and related technology	4,085	(573)	3,512	4,039	(325)	3,714
Developed software	700	(222)	478	700	(117)	583

Total amortized intangible assets	$15,585	$(1,875)	$13,710	$15,539	$(874)	$14,665

     Amortization for intangible assets was $0.3 million, and $1.0 million for the three and nine months ended January 31, 2005, respectively. Amortization for intangible assets was $0.3 million and 0.4 million for the three and nine months ended January 31, 2004, respectively.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     The following table shows the estimated future amortization expense for intangible assets:

Amortization
Fiscal year	Amount

2006	$(1,291)
2007	(1,291)
2008	(1,291)
2009	(1,174)
2010	(1,151)
Thereafter	$(7,224)

     8.      Assets Held For Sale

     Assets held for sale at January 31, 2005 are comprised of real property and machinery and equipment that are no longer in use. We are actively marketing those assets for sale, and we expect to sell those assets within a one-year period. We recorded a charge of $0.9 million in fiscal year 2004 to adjust the carrying value of assets held for sale to their estimated net realizable value. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale. During the nine month period in fiscal 2005 we received $1.5 million in cash for the sale of assets held for sale.

     9.       Restructuring Charges

     During each of our 2004 and 2005 fiscal years, we recorded restructuring charges related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory write downs, charges for goodwill and fixed asset impairment, personnel expenses, lease expenses for limited-use facilities, and legal costs related to the restructuring of operations.

     We terminated 95 employees in fiscal 2004 during the restructuring of operations, including both production and administrative personnel. Accruals relating to restructuring charges and the subsequent activity in fiscal 2004 and 2005 are summarized as follows:

	Balance	2005	Utilized through	Balance
Prior year Restructuring	April 30, 2004	Charges	January 31, 2005	January 31, 2005

Employee costs	$240		$(79)	$161
Limited-use facility rental	738	—	(738)	$—

Total	$978	$—	$(817)	$161

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     On January 25, 2005, we announced that we had concluded the process initiated in May of 2004 to explore various strategic alternatives for Stratos to maximize shareholder value, and that we had adopted broad companywide plans to enhance our strategic and operational direction. As part of the plans, we terminated approximately 45 employees, including both production and administrative personnel, to allow us to compete more effectively in our markets and to create a cost structure more in line with the current level of our business. Additionally, we wrote down the values of certain assets by $0.5 million, and recorded a reserve for future obligations for an idle leased facility, which has been difficult to sub-lease through the end of the lease term in 2007. We completed the workforce reduction during our third fiscal quarter of 2005.

     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	2005	Utilized through	Balance
2005 Restructuring	Charges	January 31, 2005	January 31, 2005

Employee costs	$2,473	$(644)	$1,829
Idle facility rental	1,802	(13)	1,789

Total	$4,275	$(657)	$3,618

     Severance costs not paid as of the end of the third quarter of fiscal 2005 will be paid during the fourth quarter of fiscal 2005, and the idle facility costs will be paid in monthly installments though the end of the lease term in 2007.

     These expenses have been classified in the condensed consolidated statement of operations for the three and nine months ended January 31, 2005 as follows:

Amount
Cost of sales	$337
Research and development	175
Sales and marketing	413
General and administrative	3,350

Total	$4,275

     10.       Income Taxes

     Through April 30, 2004, we had recorded a valuation allowance of $65.2 million against deferred income tax assets primarily associated with tax loss carry forwards because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during the nine months ended January 31, 2005, and an additional

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

valuation reserve of $4.9 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2005.

We have net operating loss carryforwards of approximately $174.6 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire between 2022 and 2025, and may be subject to loss utilization limitations under Internal Revenue Code Section 382.

11.      Long-Term Debt

The current portion of long-term debt consists of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002. At January 31, 2005, the remaining principal payments totaling $1.5 million are considered current because such payments are due within one year of the balance sheet date. The note is supported by a letter of credit in the amount of $2.7 million that expires on August 1, 2005.

12.       Other Current Liabilities

Other current liabilities consist of accrued expenses, and are detailed as follows:

	Balance	Balance
Other Current Liabilities	January 31, 2005	April 30, 2004

Payroll, Severance	$5,084	$2,674
Rent for idle facilities	1,789	738
Legal fees	1,114	431
Commissions	779	605
Inventory received, not vouchered	460	305
Real estate and other taxes	352	361
Other	2,441	2,259

Total	$12,019	$7,373

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     13.      Litigation

     From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.

     Stratos and certain of our directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

     In 2003, we agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the defendant officers and directors, and our liability insurer. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our officers and directors, and we will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, pending certain changes to the bar order to be included as part of the settlement and to the notice to the class. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at a final fairness hearing.

     In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging,

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.

     In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs.

     In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell seeks unspecified damages, punitive damages and attorney’s fees. We believe that this lawsuit is without merit and intends to vigorously defend against these claims. An August 2004 trial date was originally set but was vacated, and a new trial date has not been set.

     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. This action is scheduled for trial in June 2005.

     In March 2003, Alcatel USA filed suit against Stratos and others, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. We asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and Stratos executed a written settlement agreement resolving all disputes. Pursuant to the terms of the written settlement agreement, the parties executed mutual releases and the case was dismissed with prejudice on August 13, 2004.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Stratos has a pending patent infringement suit against Picolight in the U.S. District Court for the District of Delaware. Picolight has asserted defenses and counterclaims including non-infringement, patent invalidity and unenforceability and antitrust claims. Picolight has also counterclaimed for infringement of four of its patents.

     Honeywell International, Inc., indemnified Stratos with respect to the products it supplies to Stratos that relate to all but one Picolight patent. Honeywell settled with Picolight prior to trial. We are vigorously defending the remaining counterclaims.

     On November 24, 2003, a jury returned a verdict finding that Picolight infringed six Stratos patents. Picolight’s unenforceability counterclaim was bench tried shortly after the infringement trial. We are awaiting a ruling on unenforceability. The trial will proceed to the patent validity and damages phases if a favorable unenforceability ruling is entered.

     Stratos has also brought a patent infringement suit against Picolight in the U.S. District Court for the Northern District of Illinois. This suit has been transferred to the U.S. District Court for the District of Delaware. This suit, which is in the early stages, asserts patents different from those in the other Delaware suit.

     During the second quarter of fiscal year 2005 we settled a patent infringement case and as a result of this settlement we received approximately $1.4 million, which was recorded as income from settlement of litigation in the consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a leading designer, developer and manufacturer of active and passive optical, optoelectronic, RF and Microwave components, subsystems and interconnect products used in telecom, enterprise, military and video markets.

     We have a rich history of optical and mechanical packaging expertise and have been a pioneer in developing several optical devices using innovative form factors for telecom, datacom, video, military, and harsh environment applications. We have a broad range of products and a strong intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as RJ and low rider transceivers, Media Interface Adapters, flex circuits, as well as high performance RF and microwave coax and triax interconnect products. We currently serve more than 400 active customers in telecom, military and video markets.

Results of Operations

Three Months Ended January 31, 2005 and 2004

     The following table sets forth certain statement of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended
	January 31,
	2005		2004		Change
Revenue:	Dollars	%	Dollars	%	Dollars	%

Net sales	$19,430	100.0%	$16,034	100.0%	$3,396	21.2%
License fees and royalties	103	0.5%	333	2.1%	(230)	(69.1%)

Total revenue	19,533	100.5%	16,367	102.1%	3,166	19.3%

Costs and expenses:
Costs of sales	13,737	70.7%	12,608	78.6%	1,129	9.0%
Research and development	2,557	13.2%	2,054	12.8%	503	24.5%
Sales and marketing	2,856	14.7%	2,429	15.1%	427	17.6%
General and administrative	9,651	49.7%	5,344	33.3%	4,307	80.6%

Total costs and expenses	28,801	148.2%	22,435	139.9%	6,366	28.4%

Loss from operations	(9,268)	(47.7%)	(6,068)	(37.8%)	(3,200)	(52.7%)

Investment and other income, net	640	3.3%	629	3.9%	11	1.7%
Income from settlements of litigation	63	0.3%	63	0.4%	—	0.0%

Loss before income taxes	(8,565)	(44.1%)	(5,376)	(33.5%)	(3,189)	(59.3%)
Provision for income taxes	—				—	—

Net loss	$(8,565)	(44.1%)	$(5,376)	(33.5%)	$(3,189)	(59.3%)

     Net Sales: Net sales for the third quarter of fiscal 2005 increased to $19.4 million from $16.0 million a year ago. Of the $3.4 million increase in the third quarter, $1.1 million was from an increase in net sales to the telecom/enterprise end market, $1.0 million was from an increase in net sales of radio frequency and microwave products, $1.1 million was from an increase in net sales to the military and harsh environment end markets, $0.2 million was due to an increase in net sales to the video end market. Included in the amounts above are $9.7 million and $8.7 million in sales for the three months ended January 31, 2005 and 2004, respectively, from product lines acquired in the merger with Sterling. Excluding the sales attributable to the product lines acquired from Sterling, sales increased $2.4 million or 32.3% in the three months ended January 31, 2005 over the comparable period last year.

     License Fees and Royalties: Income from license fees and royalties decreased to $0.1 million in the three months ended January 31, 2005 from $0.3 million in the three months ended January 31, 2004. License fees consist of payments contingent on sales volumes of licensed products.

     Backlog: Our total sales order backlog increased to $13.0 million as of January 31, 2005 from $12.3 million as of October 31, 2004.

     Cost of Sales and Gross Margins: Cost of sales increased to $13.7 million in the three months ended January 31, 2005 from $12.6 million in the three months ended January 31, 2004. Gross margin as a percentage of net sales improved to 29.3% in the three months ended January 31, 2005 from 21.4% in the comparable prior year period. This increase is mainly due to higher sales of high profit margin products, offset in part by an increase of charges for excess and obsolete inventory of $0.5 million in the period just ended, as compared to $0.2 million in the prior year period. Also included in the current quarter cost of sales are approximately $0.3 million for severance payments due to our restructuring.

     Research and Development: Research and development expenses increased to $2.6 million in the three months ended January 31, 2005 from $2.1 million in the three months ended January 31, 2004. This increase is primarily due to a $0.2 million restructuring charge and a $0.3 million increase in costs of personnel dedicated to research and development. Additionally, a write down of assets in the amount of $0.3 million was offset by lower operating expenses and costs for materials. The above amounts include $0.2 million and $0.1 million of research and development expenses attributable to the product lines acquired from Sterling for the three months ended January 31, 2005 and 2004, respectively.

     Research and Development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.

     Sales and Marketing: Sales and marketing expenses increased to $2.9 million in the three months ended January 31, 2005 from $2.4 million for the three months ended January 31, 2004. This increase was primarily attributable to restructuring charges of $0.4 million. The above amounts include $1.3 million and $1.1 million of sales and marketing expenses attributable to the product lines acquired from Sterling for the three months ended January 31, 2005 and 2004, respectively.

     General and Administrative: General and administrative expenses increased to $9.6 million in the three months ended January 31, 2005 from $5.3 million in the comparable period last year. Restructuring charges of $1.5 million for severance payments and $1.8 million for an idle facility were the main factors for this increase. Additionally, we recorded a write down of the value of assets in the amount of $0.2 million during the period just ended. Legal expenses were $0.7 million higher during the quarter just ended when compared to the same period last year. The amounts above include $1.2 million and $1.0 million of general and administrative expenses attributable to the product lines acquired from Sterling for the three months ended January 31, 2005 and 2004, respectively.

     Total Restructuring Charges: On January 25th, 2005 we announced a restructuring of our business. As a result, we recorded $4.3 million in restructuring charges, of which $2.5 million related to personnel and severance costs and $1.8 million related to an idle facility. Additionally, we wrote down the value of certain assets by $0.5 million.

     Investment and Other Income, Net: Investment and other income was $0.6 million in the quarter just ended, as well as in the prior year period. We recorded investment income, net of investment expense, of $0.2 million in the period just ended, as well as during the comparable period last year. Investment income consists of earnings on the short-term investments of excess cash balances. Other income of $0.4 million in the period just ended, as well as in the prior year period, related to unrealized foreign exchange gains on loans recorded in Pound Sterling in our operations in the United Kingdom.

     Income Taxes: Through October 31, 2004 we had recorded a valuation allowance of $66.8 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during the three months just ended, and an additional valuation allowance of $3.3 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the third quarter of fiscal year 2005.

Nine Months Ended January 31, 2005 and 2004

	Nine Months Ended
	January 31,
	2005		2004		Change
Revenue:	Dollars	%	Dollars	%	Dollars	%

Net sales	$58,634	100.0%	$29,716	100.0%	$28,918	97.3%
License fees and royalties	352	0.6%	868	2.9%	(516)	(59.4%)

Total revenue	58,986	100.6%	30,584	102.9%	28,402	92.9%

Costs and expenses:
Costs of sales	39,991	68.2%	28,106	94.6%	11,885	42.3%
Research and development	7,385	12.6%	6,752	22.7%	633	9.4%
Sales and marketing	8,274	14.1%	5,275	17.8%	2,999	56.9%
General and administrative	20,993	35.8%	13,529	45.5%	7,464	55.2%

Total costs and expenses	76,643	130.7%	53,662	180.6%	22,981	42.8%

Loss from operations	(17,657)	(30.1%)	(23,078)	(77.7%)	5,421	23.5%

Gain on sale of business	—		1,305	4.4%	(1,305)	—
Investment and other income, net	609	1.0%	1,460	4.9%	(851)	(58.3%)
Income from settlements of litigation	4,090	7.0%	148	0.5%	3,942	++

Loss before income taxes	(12,958)	(22.1%)	(20,165)	(67.9%)	7,207	35.7%
Provision for income taxes	—		—		—

Net loss	$(12,958)	(22.1%)	$(20,165)	(67.9%)	$7,207	35.7%

     Net Sales: Net sales for the nine-month period ended January 31, 2005 increased to $58.6 million from $29.7 million a year ago. Of the $28.9 million increase in the nine-month period of fiscal 2005, $22.1 million came from the product lines acquired from Sterling, $4.9 million was from an increase in net sales to the military and harsh environment end markets, $1.3 million was from an increase to the telecom/enterprise end market and $0.6 million was from an increase in net sales to the video end market. Included in the amounts above are $30.8 million and $8.7 million in sales for the nine months ended January 31, 2005 and 2004, respectively, from product lines acquired in the merger with Sterling. Excluding the sales attributable to the product lines acquired from Sterling, sales increased $6.8 million or 32.2% in the nine months ended January 31, 2005 over the comparable period last year.

     License Fees and Royalties: Income from license fees and royalties decreased to $0.4 million in the nine months ended January 31, 2005 from $0.9 million in the nine months ended January 31, 2004. License fees consist of payments contingent on sales volumes of licensed products.

     Backlog: Our total sales order backlog remained constant at $13.0 million on January 31, 2005, compared to April 30, 2004.

     Cost of Sales and Gross Margins: Gross margin increased to 31.8% for the nine months ended January 31, 2005 from 5.4% in the comparable period last year. This increase is due to higher profit margins in our products acquired in the Sterling acquisition, which was not fully reflected in the prior year period, because the acquisition closed on November 6th, 2003. Additionally, charges to increase the reserve for excess and obsolete inventory of $0.9 million in the first nine months of fiscal 2005, was $0.8 million lower than in the comparable period last year. Also included in cost of sales in the nine months just ended are approximately $0.3 million for severance payments due to our 2005 restructuring.

     Research and Development: Research and development expenses increased to $7.4 million in the nine months ended January 31, 2005 from $6.8 million during the same period last year. This increase was primarily the result of reflecting the expenses relating to Sterling for the full nine-month period, a write down of assets in the amount of $0.3 million during the nine months just ended and $0.2 million in severance charged due to our 2005 restructuring. The above amounts include $0.5 million and $0.1 million of research and development expenses attributable to the product lines acquired from Sterling for the nine months ended January 31, 2005 and 2004, respectively.

     Sales and Marketing: Sales and marketing expenses increased to $8.3 million in the nine months ended January 31, 2005 from $5.3 million in the comparable period last year. This increase was primarily attributable to the full nine-month effect of expenses related to Sterling, and higher commissions due to higher sales. The above amounts include $4.1 million and $1.1 million of sales and marketing expenses attributable to the product lines acquired from Sterling for the nine months ended January 31, 2005 and 2004, respectively. Also included in sales and marketing expenses for nine months just ended are approximately $0.4 million for severance payments due to our restructuring.

     General and Administrative: General and administrative expenses increased to $21.0 million in the nine months ended January 31, 2005 from $13.5 million in the comparable period last year. This increase was mainly attributable to restructuring charges of $3.4 million recorded during the third quarter of fiscal 2005, and is described above. Additionally, legal fees were $0.9 million higher in the nine-month period just ended when compared to the same period last year. We also incurred the full nine-month expenses related to Sterling, which we acquired during the third quarter of fiscal 2004. The amounts above include $3.6 million and $1.0 million of general and administrative expenses attributable to the product lines acquired from Sterling for the nine months ended January 31, 2005 and 2004, respectively.

     Gain on Sale of Business: Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary Bandwidth Semiconductor LLC, located in Hudson, New Hampshire, realizing a net gain of approximately $1.3 million in the nine month period ending January 31, 2004.

     Investment and Other Income, Net. Investment and other income was $0.6 million for the nine month period just ended, compared to $1.5 million in the prior year period. Investment income, net of investment expense, decreased to $0.3 million in the nine months ended January 31, 2005, from $0.6 million in the comparable period last year. Investment income consisted of earnings on the short-term investments of excess cash balances. The decrease of investment income in the current year period reflected the reduction of excess cash balances as well as lower prevailing interest rates during the period. Other income of $0.3 million in first nine months of fiscal 2005, and $0.9 million in the comparable period last year, related to unrealized foreign exchange gains on loans recorded in Pound Sterling in our operations in the United Kingdom.

     Income from Settlements of Litigation: Income from settlements of litigation is the result of settling two patent infringement cases in July and August 2004, respectively. We recorded $2.6 million in the period ended July 31, 2004 and $1.5 million in the period ended October 31, 2004. Such income is non-recurring in nature.

     Income Taxes: Through April 30, 2004, we had recorded a valuation allowance of $65.2 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during the nine months ended January 31, 2005, and an additional valuation allowance of $4.9 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first nine months of fiscal 2005.

     We have net operating loss carryforwards of approximately $174.6 million that are available to offset taxable income in the future. The net operating loss carry forwards will expire between 2022 and 2025, and may be subject to loss utilization limitations under Internal Revenue Code Section 382.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $2.9 million for the nine months ended January 31, 2005. The use of cash in operating activities resulted primarily from our net loss, an increase in inventory levels, and a decrease in accounts payable. These items were partially offset by a decrease in accounts receivable and an increase of accrued expenses. The increase in accrued expenses was mainly due to the recording of restructuring charges during the third quarter of the current fiscal year as discussed above. For the nine months ended January 31, 2004, net cash used in operating activities totaled $14.1 million. The use of cash in operating activities resulted primarily from our net loss, the gain from the sale of a business, a decrease of accounts payable and accrued expenses, offset in part by decreases in accounts receivable and inventories.

     We operate in markets that have experienced a severe economic downturn several years ago and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales outstanding in accounts receivable was 55 days at January 31, 2005 compared to 57 days at April 30, 2004.

     Net cash provided by investing activities totaled $13.2 million in the nine months ended January 31, 2005, including a $12.0 million net decrease in short-term investments, $0.2 million in proceeds from the sale of fixed assets and $1.5 million of proceeds from the sale of assets held for sale, offset by $0.5 million for the purchase of equipment. In the nine months ended January 31, 2004, net cash provided by investing activities totaled $3.4 million, including $2.6 million for the purchase of equipment and facilities, a $6.5 million net increase in short-term investments, offset by $4.4 million of proceeds from the sale of a business, and $8.1 million net cash acquired in the merger with Sterling.

     Net cash used in financing activities was $1.7 million in the nine months ended January 31, 2005. This amount consisted of a $1.6 million repayment of borrowings and $0.3 million of dividend payments for preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options. In the nine months ended January 31, 2004, net cash used in financing activities was $14.8 million, including a $2.8 million repayment on borrowings, a $12.0 million distribution to the former owners of Sterling, and $0.2 million in treasury stock transactions, offset in part by $0.2 million of proceeds from exercise of stock options.

     As of January 31, 2005, our principal source of liquidity was approximately $33.2 million in cash, cash equivalents and short-term investments.

     We have implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs. However, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing costs and operating expenses if we are to return to profitability. If our efforts to increase our revenues and contain our costs are not successful, we will continue to incur net losses. We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface, which are solved by our products. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.

     Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our cash commitments are (i) the repayment of the short term portion of our long-term debt in the amount of approximately $1.5 million during the coming 9 months and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock, in the amount of approximately $0.4 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the Series B Preferred Stock become redeemable for an aggregate of $5.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock.

     We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of borrowings for the next 12 months. The settlement of, or an adverse result in, current and future litigation may, however, significantly affect our cash position and capital requirements. To the extent that we need to, or deem it advisable to, seek equity or debt financing in connection with any of the foregoing, no assurance can be made that such financing will be available, or that it will be available on favorable terms.

Off-Balance Sheet Arrangements

     We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies

     The preparation of this Quarterly Report requires management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Our significant accounting policies are described in our Form 10-K for the year ended April 30, 2004, and in our Forms 10-Q filed thereafter. There have been no significant changes to those accounting policies subsequent to those filings.

Forward-looking statements

     You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate in the communications industry and its effect on our business; (ii) our ability to meet analyst and investor expectations; (iii) the long-term growth of the communications industry and its use of our technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the military/aerospace industry; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; (xxiii) our ability to complete the integration of Stratos and Sterling; and (xxiv) the impact on our earnings of application of the purchase method of accounting in connection with the Sterling merger. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

     Please read the cautionary statements included as Exhibit 99 “Risks relating to our business” to this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our financial outlook.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to certain market risks, including foreign currency fluctuations and interest rates. Although our Stratos U.K. subsidiary enters into transactions in currencies other than its functional currency, the Pound Sterling, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. Dollars. We generally view our investment in our foreign subsidiary as long-term. The primary currency to which we are exposed is the Pound Sterling.

     We do not have exposure to interest rate risk related to our debt obligation because the interest rate is fixed. Our market risks include lower income from our short-term investments if interest rates decline.

Item 4. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.

     Stratos and certain of our directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et.al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

     In 2003, we agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the defendant officers and directors, and our liability insurer. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our officers and directors, and we will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, pending certain changes to the bar order to be included as part of the settlement and to the notice to the class. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at a final fairness hearing.

     In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.

     In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs.

     In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell seeks unspecified damages, punitive damages and attorney’s fees. We believe that this lawsuit is without merit and intend to vigorously defend against these claims. An August 2004 trial date was originally set but was vacated, and a new trial date has not been set.

     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. This action is scheduled for trial in June 2005.

     In March 2003, Alcatel USA filed suit against Stratos and others, seeking unspecified damages and alleging breach of contract, breach of warranty, negligent misrepresentation, fraud and conspiracy in connection with Alcatel’s purchase of certain goods from the defendants over a period spanning 2000 and 2001. We asserted certain counterclaims against Alcatel relating to the same type of goods at issue in Alcatel’s complaint. In April 2004, Alcatel and Stratos executed a written settlement agreement resolving all disputes. Pursuant to the terms of the written settlement agreement, the parties executed mutual releases and the case was dismissed with prejudice on August 13, 2004.

     Stratos has a pending patent infringement suit against Picolight in the U.S. District Court for the District of Delaware. Picolight has asserted defenses and counterclaims including non-infringement, patent invalidity and unenforceability and antitrust claims. Picolight has also counterclaimed for infringement of four of its patents.

     Honeywell International, Inc., indemnified Stratos with respect to the products it supplies to Stratos that relate to all but one Picolight patent. Honeywell settled with Picolight prior to trial. We are vigorously defending the remaining counterclaims.

     On November 24, 2003, a jury returned a verdict finding that Picolight infringed six Stratos patents. Picolight’s unenforceability counterclaim was bench tried shortly after the infringement trial. We are awaiting a ruling on unenforceability. The trial will proceed to the patent validity and damages phases if a favorable unenforceability ruling is entered.

     Stratos has also brought a patent infringement suit against Picolight in the U.S. District Court for the Northern District of Illinois. This suit has been transferred to the U.S. District Court for the District of Delaware. This suit, which is in the early stages, asserts patents different from those in the other Delaware suit.

     During the second quarter of fiscal year 2005 we settled a patent infringement case and as a result of this settlement we received approximately $1.4 million, which was recorded as income from settlements of litigation in the condensed consolidated statements of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the three-month period ended January 31, 2005.

Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24,19/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.9	Stratos Lightwave, Inc. Severance Plan (7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)
10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)
10.22	Management Retention Agreement dated February 1, 2005 between Stratos International, Inc.

Exhibit
Number	Description of Document
and Phillip A. Harris. (14)
10.23	Amendment to Management Retention Agreement between Stratos International, Inc. and David A. Slack dated February 4, 2005. (15)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Financial Officer*
32.2	Section 1350 Certification of Chief Executive Officer*
99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed February 1, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed February 9, 2005.

*	Filed or furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2005	Stratos International, Inc.

	By:	/s/ Barry Hollingsworth

Barry Hollingsworth
Chief Financial Officer

	By:	/s/ Phillip A. Harris

Phillip A. Harris
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (12)
3.1	Restated Certificate of Incorporation of Registrant (13)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 4.3
3.4	Certificate of Designation for Series B Preferred Stock (11)
4.1	Specimen certificate representing the common stock (1)
4.2	Specimen Certificate representing the Series B Preferred Stock (13)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (2)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent. (10)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated November 24,19/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (11)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (1)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (3)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (4)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (5)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (6)
10.6	Management Retention Agreement between the Registrant and James McGinley (7)
10.7	Management Retention Agreement between the Registrant and David Slack (7)
10.8	Management Retention Agreement between the Registrant and Richard Durrant (7)
10.9	Stratos Lightwave, Inc. Severance Plan (7)
10.10	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (11)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley (8)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack (8)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (8)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan (8)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan (10)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (10)
10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (13)
10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley (13)
10.22	Management Retention Agreement dated February 1, 2005 between Stratos International, Inc. and Phillip A. Harris. (14)
10.23	Amendment to Management Retention Agreement between Stratos International, Inc. and David A.

Exhibit
Number	Description of Document
Slack dated February 4, 2005. (15)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Financial Officer*
32.2	Section 1350 Certification of Chief Executive Officer*
99	Cautionary Statements*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 effective June 26, 2000.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated March 22, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-K dated February 4, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated January 31, 2002.

(6)	Incorporated by reference to the Registrant’s Form 8-K dated March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to the Registrant’s Form 8-A/A filed August 7, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-4/A effective September 29, 2003.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2003.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K/A filed August 30, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed February 1, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed February 9, 2005.

*	Filed or furnished herewith.