Form 10-K
period 2005-04-30
STRATOS INTERNATIONAL INC
filed 2005-07-29
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-30869
STRATOS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4360035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7444 West Wilson Avenue, Chicago, Illinois (Address of principal executive offices)	60706 (Zip Code)
Registrant’s telephone number, including area code:
(708) 867-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $.01 par value Common Stock
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the $.01 par value common stock of the registrant held by non-affiliates on October 31, 2004, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $63,287,856. The registrant had 14,579,310 shares of $.01 par value common stock outstanding as of July 21, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
      Filings made by companies with the Securities and Exchange Commission (“SEC”) sometimes incorporate information “by reference.” This means that we are referring to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document that you are reading. Portions of the proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on September 13, 2005, are incorporated by reference into Part III of this Form 10-K to the extent described therein.
FORWARD-LOOKING STATEMENTS
      You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate in the communications industry and its effect on our business; (ii) the long-term growth of the communications, aerospace, and military industries; (iii) our ability to adapt to changing technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the communications and military/aerospace industries; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products and competitive pricing pressure; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures, including our ability to complete the integration of Stratos and Sterling Holding Company; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; and (xxiii) our ability to meet management, analyst and investor expectations. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
      Please read the cautionary statements included in Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our financial outlook.

PART I

Item 1.	Business
Overview
      Stratos International is a leading supplier of shielded electronic and optical interconnects, plus the transceiver components that are used to connect these two transmission line mediums. We design and manufacture interconnect components and subsystems used in telecom communications, datacom, military and video markets for signal networking.
      Our company has a rich history of optical, electrical, and mechanical packaging expertise and has had a continuing positive role in developing innovative products often involving miniaturization. We have an intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as small form factor transceivers, coax/optical media interface adapters, optical flex circuits, microwave flexible cables and cable assemblies, and radio frequency (“RF”) and microwave coax and triax interconnect products. We currently serve several thousand active repeat customers.
Industry

Increasing Demand for Higher Bandwidth
      Over the last decade, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications such as Internet access, e-commerce, e-mail, video conferencing, multimedia downloading, the movement of large blocks of stored data across networks, the increasing need for large amounts of data access and transfer on the modern military battlefield, and the proliferation of high definition video in professional and consumer markets. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased both the amount of data and the distance it is transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks that are being addressed by higher bandwidth technologies.

Growth of High Bandwidth Technology in the Enterprise Market
      10 Gigabit Ethernet and Fast Ethernet in Local Area Networks (“LANs”). LANs interconnect computer users within an organization and allow users to share computer resources. Early LANs, which had relatively limited performance requirements, short connection distances and low transmission speeds, were generally interconnected using copper cabling. Most present day LANs use the Ethernet transmission protocol. As performance requirements, transmission distance and bandwidth requirements of network users have increased, transmission protocols have evolved primarily to 100 Mbps Fast Ethernet. We believe that Gigabit Ethernet technology and 10 Gigabit Ethernet technology (which operates at 10,000 Mbps or 10 gigabits per second (“Gbps”))will become increasingly important in the near future for LAN connectivity. Each Ethernet switch port relies on an optical or copper subsystem to transmit and receive data.
      The scalability and migration capacity built into the Ethernet protocol allows original equipment manufacturers (“OEMs”) developing these systems to leverage their experience with this standard to transition to a higher data rate. This next generation of high data rate networking systems will require even higher performance subsystems and components.
      Fiber Channel in Storage Area Networks (SANs). Data storage technology is evolving rapidly. Early storage networks used a standard interface protocol known as the small computer systems interface or SCSI.
      To address the limitations of SCSI-based storage systems, the Fiber Channel standard was developed in the early 1990s. Current Fiber Channel technology allows devices to communicate with each other at rates up to 2.125 Gbps over distances of up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. The new generations of Fiber Channel products operate at speeds of 4.25 Gbps. Fiber Channel is scalable and the next generation of Fiber Channel, operating at a speed of 8.50 Gbps, is currently under development. Fiber Channel-based SANs enable enhanced network applications such as storage backup and better overall storage management achievable through centralized storage resources. Each Fiber Channel switch port relies on a subsystem to transmit and receive data.

Optical and RF Technology in Access, Metropolitan Area, Wide Area and Telecommunication Networks
      Access. The past several years have seen rapid growth of broadband services for business and residential customers. In particular, consumer demand for cable modem and DSL services, next generation cellular applications, and the proliferation of wireless access points, is increasing bandwidth capacity requirements from the telecommunication central offices and cable television headends. This bandwidth demand has caused the telecom and cable television (“CATV”) service providers to embark on large network upgrades. These network upgrades require the use of higher bandwidth optical and coaxial technologies to be deployed closer to the end customer. Fiber to the home (“FTTH”) is an example of this trend. Another example is the deployment of high speed coaxial DS3 signal rates from the central office into the remote terminal and premise wiring portions of the telecom network, extending bandwidth closer to the edge. Each DS3 line is equal to 28 T1 lines.
      Metropolitan and Wide Area Networks (“MANs” and “WANs”, respectively). The increased transmission capabilities of optical and RF technologies have allowed for the geographic extension of LANs and SANs through the use of extended networks, such as MANs and WANs. These networks enable enterprises to interconnect network systems throughout a corporate campus or wide geographic area rather than within a single building. Interconnections between network systems are performed by switches and routers that use optical and RF components and subsystems. These networks enable businesses to use their networks for enhanced applications, such as real-time backup data storage at longer distances for disaster protection. In addition, these networks offer organizations a cost-effective way to address increased bandwidth requirements.
      Telecommunication Networks. Optical and RF technology is also used in high data rate telecommunication applications, including the intra-office connection of clusters of telecommunication switches based on the synchronous optical network (“SONET”) and asynchronous transfer mode (“ATM”) protocols. SONET switches and ATM access switches are often used in telecommunication networks to switch regional traffic and route long distance traffic. Newer generation networks are also applying Ethernet protocols to these telecommunication networks. In these core networks, multiple switches are often grouped together within a service provider’s central office network. RF cable assemblies commonly provide the interconnections between many of these systems.

Optical, RF, and Microwave Technology in Military and Aerospace Applications
      Modern militaries are becoming increasingly dependent on high data rate communications and smart weapons, creating a network centric battlefield, where the application of high bandwidth communication technologies is combined with design attributes suitable for the harsh environment in which they are deployed. In avionics applications, the high bandwidth and light weight of optical systems serve to increase the performance of aircraft, as well as, use in in-flight entertainment systems. Tactical field communications use both optical and RF technologies to quickly deploy reliable high bandwidth networks in the battlefield. Microwave cable and connector technology is a vital element of phased array radar systems used for threat warning by the military. Militaries often purchase their systems and technologies from large system integrators, often referred to as “prime contractors”. These system integrators typically have strong expertise in system level design and function, with significantly less expertise in components and subsystems. They rely on their suppliers for component and subsystem level expertise, requiring that their suppliers understand both the technology and their particular application environment.

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
Products
      Our products can be broadly segmented into those with an optical and those with a copper emphasis. Transceivers, for example, are optical products, while the underlying technology of chips, drivers, analytical diagnostics, and related software is primarily electronic, requiring the translation of an electrical pulse into an optical signal at the point of the laser driver or the optical receiver. Almost all of our copper products are coaxial, twinaxial, or triaxial and involve cable with those same characteristics.

Optical Products:

Over the years, we have built standardized and custom broadband network data communication products, through our optoelectronic, passive fiber, RF and Microwave product families. Our legacy optoelectronics products evolved from an early emphasis on a broad range of standardized, multi-source agreement compliant (“MSA”) fiber optic components, including embedded and removable transceivers, multi-channel optical links and custom integrated modules used in telecom, storage, and data networking applications. These products support a wide variety of protocols including Gigabit Ethernet, Fiber Channel and SONET and address a wide range of wavelengths and transmission distances. Today, the Stratos optoelectronics product offerings consist of (i) MSA transceivers for telecom/enterprise, (ii) specialty transceivers, (iii) military and harsh environment components and subsystems, (iv) video components and subsystems and (v) card level and mux/demux solutions. Looking ahead, we see significant advantages for our customers as we combine our existing optoelectronics, multiplexing, copper TDM, and optical coarse wave division multiplexing (“CWDM”) technology, our advanced miniaturization techniques, and innovative packaging for even more fully integrated media adaptor solutions.

MSA Transceivers for Telecom/ Enterprise — Our MSA transceivers offerings include 1x9, gigabit interface converter (“GBIC”), small form factor (“SFF”), small form factor pluggable (“SFP”), and CWDM SFP form factors in multiple laser variations for short, medium and long reach applications.

Specialty Transceivers — We manufacture a line of specialty transceivers based upon less commonly manufactured standard and non-standard form factors and protocols. These products leverage our packaging, miniaturization and optoelectronic expertise and offer smaller modules with enhanced performance characteristics that are not available from other suppliers.

Military and Harsh Environment Components and Subsystems — Our optoelectronics products for the military market meet the shock and vibration requirements of military and harsh environment applications. We sell specialized transceivers and custom integrated modules designed to meet specific customer requirements, including Active Bulkheads and connectors, which combine a transceiver media converter and expanded beam connection in a single integrated package.

Video Components and Subsystems — We provide optoelectronic solutions specifically designed for the transport of standard definition and high definition video signals. These products include transceivers, media converters, mux/demux products and subsystems.

CWDM Components and Modules — We manufacture and sell 4, 8 and 16-channel multiplexer and demultiplexer modules, one to four channel optical add/drop modules (“OADM”), integrated modules with pluggable and discrete active components and a dense wave division multiplexing (“DWDM”) interleaver product. These products are typically customized to the specific needs of our telecom and enterprise customers.

Optical Flex Circuits and Multifiber Assemblies — We have proprietary, automated and software driven optical flex-circuit manufacturing expertise. Using that expertise, we develop custom circuit cards and backplane solutions for specific customer requirements. The Fiber Optics product line consists of (i) CWDM components and modules, (ii) optical flex circuits and multi-fiber assemblies, (iii) harsh environment connectors, (iv) specialty fiber components and assemblies, and (v) connectors and cable assemblies.

Harsh Environment Connectors — We supply optical and copper expanded beam and physical contact harsh environment connectors to the military and other end markets. Our expanded beam connector technology utilizes optics to expand the beam of light at the end of the fiber, making the connector less susceptible to performance degradation due to dust, debris, moisture, shock and vibration. We also have developed a series of complementary physical contact connectors to address additional applications.

Specialty Fiber Components and Assemblies — Our products include custom optical subassemblies for transceiver and device manufacturers in single and multi-fiber applications. We have developed these specialized products for the medical device, military fiber sensor, industrial laser and sensing, and oil and gas markets.

Optical Connectors and Cable Assemblies — We incorporate industry standard optical connectors in support of our optical flex circuit, CWDM, harsh environment connector and specialty products.

Sources and Availability of Raw Materials — Raw materials used in the manufacturing of optical transceivers, connector products and cable assemblies are primarily:

Raw Material	Primary Source	Availability

Electrical
Active	Domestic Dist./Domestic Mfg.	Numerous
Passive	Domestic Distributors	Stock
PCB	Domestic Manufacturer	1-8 weeks
Mechanical
Machined	Domestic Manufacturer	2 days-4 weeks
Stamped	Domestic Manufacturer	4-6 weeks
Castings	Domestic Manufacturer	8 weeks
Plastics	Domestic Manufacturer	1-6 weeks
Insulators	Domestic Manufacture	1-3 weeks
Tubings	Domestic Manufacturer	Stock-2 weeks
Connectors	Domestic Manufacturer	2 days-4 weeks
Cable	Domestic Manufacturer	2 days-10 weeks
Heatshrink	Domestic Distributors/Mfg	2 days-2 weeks
Tubing	Domestic Dist/Mfg	2 days-6 weeks
Machined Parts	Domestic Manufacturer	2 days-6 weeks
Plastic Parts	Domestic Manufacturer	2 days-8 weeks
Military Conn.	Offshore/Domestic Mfg	4-20 weeks
Optical
Transceivers	Offshore Manufacture/Dom. Mfg	Stock-16 weeks
Rosa	Offshore Manufacturer	8-10 weeks

Raw Material	Primary Source	Availability

Tosa	Offshore Manufacturer	8-10 weeks
Filters	Offshore Manufacturer	2-12 weeks
Collimators	Offshore Manufacturer	2-12 weeks
Lasers	Offshore Manufacturer	8-18 weeks

Copper Products:

We design, manufacture and market two copper product lines. Our Trompeter product line offers RF connectors, patch jacks, installation tools, adaptors, cable and cable assemblies. Over the past 40 years, Trompeter has carved out a unique position of high customer regard and industry recognition that regularly places it as a leader in independent, third party performance surveys. We emphasize knowledge of customer application design, extraordinary service levels, and high responsiveness. We sell our RF interconnect products to the telecom, military, and video markets. Our Semflex product line includes flexible microwave frequency bulk cable and cable assemblies for the military, aerospace, and test instrumentation markets. Our microwave cable and cable assemblies business, operated under the Semflex brand, designs and manufactures flexible microwave frequency coaxial cable and custom cable assemblies for the military/aerospace, commercial OEM and test instrumentation markets. Additionally, Semflex manufactures custom connectors, adapters, phase trimmers and other components to meet special application requirements, usually associated with the cable assemblies being built.

RF Interconnection Products for Military/Aerospace — We produce impedance controlled Twinax and Triax RF connectors as well as patch jacks that enable high frequency electrical performance in harsh military and industrial environments. Applications for the military/aerospace RF connector products include MIL-STD-1553 databus couplers, forward battlefield command centers, satellite equipment and hermetic interconnects.

RF Interconnection Products for Telecom — Our Trompeter BNC and M-BNC connectors are used in DS3 telecom applications in central offices as well as emerging deployments of DS3 line data rates in remote terminal applications. Our product offerings include the 75 ohm DS3 Coaxial BNC series, the mini-BNC series, Western Electric Company (“WECo”) and mini-WECo patch plugs and various other interconnect jacks, plugs, and adaptors. Inside a typical telecommunication central office the high speed digital copper line rate is DS3, and utilizes 75 ohm coaxial technology. We are a leading supplier of telco-grade plugs to the RBOCs and most other CLEC service providers largely due to our commitment to installer training, best-in-class installation tools, and high quality and service levels.
      Within a telecommunications network, a demarcation point is the point where the network responsibility transfers from one network operator to another. Trompeter’s interconnect modules enable a network access point immediately adjacent to a demarcation point, enabling operators to assure a quality handoff, and to avoid service calls for network problems beyond their control. In addition, these products allow customers to access network points without disconnecting, avoiding service disruptions.

RF Interconnection Products for Video — We manufacture 75 ohm BNC connectors and patch jacks for video signal applications in both WECo, and mini-WECo form factors. Our products are used in cable TV and broadcast station signal management, mobile production vehicles, and post-production editing applications.

RF Cable Assemblies — We manufacturer coaxial cable assemblies, servicing primarily telecom service providers and their central office installers, as well as military communications shelter manufacturers.

Microwave Cable — We manufacture high performance, flexible microwave cable, and market those under the Semflex brand. Our production process delivers low attenuation characteristics over length and at microwave frequencies. This capability allows us to produce low-loss tuned cable assemblies where the performance of the cable is matched to the connector design. Applications are primarily high power or low loss or a combination of both.

Microwave Cable Assemblies — Our cable assemblies are typically phase matched microwave frequency custom designs of both the cable and connector for a variety of military, precision test, and wireless applications. We sell both flexible and semi rigid cable assemblies to the military and aerospace industries.

Sources and Availability of Raw Materials — Raw materials used in the manufacturing of RF and Microwave connector and cable products are primarily:

Raw Material	Primary Source	Availability

PTFE tape and rod	Distributor or foundry	Numerous
Brass	Local Distributor	Stock
Stainless Steel	Local Distributor	Stock
BeCu	Local Distributor	Stock
PTFE Rod	Local Distributor	Stock
PTFE Tapes	Domestic Manufacturer	Manufactured from stock
Copper Conductors	Domestic Manufacturer	Manufactured from stock
FEP Jacket Mat’l	Domestic Manufacturer	Manufactured from stock
Polyurethane Jacket Mat’l	Domestic Manufacturer	Manufactured from stock
RF Cable	Domestic Manufacturer	Manufactured from stock
Polyolefin Sleeving	Local Distributor	Stock
Machine Parts	Domestic/Offshore/ Internal	Stock to 8 weeks
Customers
      During fiscal 2005, sales to General Dynamics UK Ltd. and Tellabs, Inc. and their respective contract manufacturers amounted to 8% and 4%, respectively, of consolidated net sales. For fiscal 2004, our two largest customers and their respective contract manufacturers accounted for 9% of our net sales, with General Dynamics UK and Tellabs accounting for 6% and 3% of our consolidated net sales.
Backlog
      Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2005 and 2004, our backlog was approximately $11.5 million and $13.0 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.
Manufacturing
      We provide integrated engineering and manufacturing capabilities at each of our three manufacturing locations, including product design, fabrication, assembly, packaging and testing, and deliver quality assurance through our ISO 9001/2000 certified processes and procedures. We also have proprietary processes such as autocalibration and automated multifiber polishing to ensure that we meet stringent customer requirements. Our integrated engineering/manufacturing business model allows us to reduce development times and respond to customer needs.
      Chicago, IL: We currently manufacture all of our optoelectronic products, CWDM components and modules, optical flex circuits and multifiber assemblies, and harsh environment assemblies for the domestic market in our 89,000 square foot facility. The facility includes two high-capacity pick and place lines, surface mount (“SMT”) capability, wave and convection-reflow soldering systems, automated and semi-automated chip-to-wire bonding equipment, and custom laser welding systems.
      Our optical flex circuit products are assembled by a proprietary, software-driven automated fiber routing and embedding system, along with semi-automated multi-fiber connector polishing machines and processes.

      The CWDM operation features micro-optic alignment equipment and processes. We have also developed proprietary test methods to increase throughput of these multi-wavelength modules. The facility also includes extensive test laboratories with Telcordia, Highly Accelerated Life Test (“HALT”) and Highly Accelerated Stress Screen (“HASS”) capabilities, 3,000 square feet of clean-room capacity and an in-house toolroom.
      The Chicago, IL operations are ISO 9001:2000 certified and operate a JD Edwards ERP system.
      Mesa, Arizona: In July 2003, Sterling Holding Company (“Sterling”) began to consolidate all of the manufacturing for Trompeter and Semflex products into the Mesa, Arizona facility. This consolidation is now complete and substantially all Trompeter and Semflex products are manufactured in the Mesa facility. The 50,000 square foot, two building complex includes a full function vertically-integrated manufacturing facility for Semflex’s low loss, tape wrapped, flexible microwave cable line, close coupled with a medium capacity machining facility with significant computer-controlled turning, milling and drilling capability for turn-key production. This operation also produces medium and low volume Swiss screw machine type contacts for the Trompeter RF connector line.
      In addition, the Mesa facility houses a recently installed automated nickel plating line, primarily for the Trompeter connector business as well as a recently upgraded gold plating line used for all RF and microwave contacts in support of all product lines. Many of the other RF connector product line components are sourced from various low cost suppliers. The facility also houses a multi-shift assembly and test capability for all product lines. Additionally, we own approximately 4.5 acres of land adjacent to the Mesa facility that we can use for future expansion needs.
      The Mesa facility is ISO 9001 certified and meets the requirements of MIL-Q-9858A and other military standard requirements.
      Haverhill, United Kingdom: Stratos’ Haverhill, United Kingdom facility currently manufactures our harsh environment connectors and cable assemblies and specialty fiber products in 30,000 square feet of leased space. The harsh environment connector components are produced with a seven axis machining center and two micro-turn lathes, featuring 0.1 micron repeatability. Metrology equipment supports production, quality and development and includes ultra high precision air gauging (up to 0.1 mm accuracy), a three-micron accuracy measuring center, environmental test chambers and a tensile load tester. The specialty fiber components and assembly business is supported by a Class 10,000 clean room, Electro Static Discharge (“ESD”) flooring, high vacuum plasma vapor deposition (“PVD”) equipment, RF induction heating systems, a high power CO2 laser machining and laser cleaving centers, and a scanning electron microscope.
Research and Development
      As of April 30, 2005, we had 50 employees engaged in research and development. Our research and development expenses were $9.5 million, $8.8 million and $20.1 million in fiscal 2005, 2004 and 2003, respectively.
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
Technology and Intellectual Property
      We have a rich history of product innovation and have been a pioneer in developing several optical devices. This innovation has allowed us to amass a strong IP portfolio, certain segments of which we have crossed-licensed with leading technology companies including Agilent, IBM and Tyco. We collect licensing fees through upfront payments and/or ongoing royalties. As of April 30, 2005, we had in excess of 100 U.S. patents issued and 26 pending patent applications for innovations in the areas of optoelectronics, optical interconnects, RFID products and RF and microwave applications. We protect our other proprietary information such as know-how through trade secrets.

Active Components and Subsystems (Optoelectronics)
      We have a number of issued patents in the areas of electromagnetic interference (“EMI”) and radio frequency interference (“RFI”), specifically relating to the electromagnetic energy emissions from the space between the optoelectronic device and the chassis of the host device.
      Separate from providing solutions for EMI and RFI problems, we also have patents covering certain aspects of the electrical circuit architecture or electrical circuit operation of optoelectronic devices. These patents cover functions such as a laser feedback system, a laser diode stabilizer, a transceiver module having variable voltage capability, and an optoelectronic transceiver having an adaptable logic level signal detect output.

Active Integrated Modules and Passive Components and Subsystems (Fiber Optics)
      We have developed a number of fiber management solutions that organize optical fibers through “flex circuitry” or bonding fibers to flexible substrates, and high capacity/high density solutions that use radio frequency identification (“RFID”) tags that are specifically applied to fiber optic systems. These solutions enable operators to organize and manage their numerous optical fibers interconnecting their host devices. The RFID system enables operators to associate a specific optical fiber with a specific port of a host device. We have twelve issued patents related to the design or manufacturing of flex circuitry, including optical and electrical flex circuitry, and have pending patent applications related to the application of RFID techniques to optical systems. In addition, we have many issued patents that relate to various aspects of optical connectors. We also have patents that cover certain aspects of single fiber ferrules, multifiber ferrules and metallization of an optical fiber.

RF and Microwave Interconnect Products (RF/ Microwave)
      Through Trompeter and Semflex, we have an intellectual property portfolio consisting of patents and trade secrets for RF and microwave connectors and cross connects. One innovation includes a visual indicator to ensure a plug-side connector is fully engaged with a jack-side connector so as to form an electrical connection. The visual indication allows the operator to notice from a distance that the electrical hardware is properly engaged, which is more cost effective than an operator having to manually verify each connection. This function is especially valuable when the electrical hardware is in buildings that are subject to shock and vibration.
Sales and Technical Support
      Stratos sells through a network of representatives, distributors, and direct sales professionals primarily across North America, Europe, Asia, and Central America including Mexico. Our sales teams are organized into three groups, including Stratos Lightwave (active and passive optical components and subsystems), Trompeter (RF interconnects) and Semflex (microwave cable and cable assemblies). Stratos maintains three overlapping sales organizations to focus selling efforts on specific customer types and to capture the strong brand identity each has developed in its respective marketplace.
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
Marketing
      The marketing group is responsible for developing marketing strategies and programs that support the sale of Stratos’ products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support,

(ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote Stratos’ broad lines of active and passive optical and RF and microwave components and subsystems, (iv) public relations covering new products and company capabilities, (v) market research to guide R&D investment, (vi) corporate branding to create a consistent and accurate message across the Stratos Lightwave, Trompeter and Semflex brands, and (vii) interaction with its customers and peers in industry associations to promote and further enhance related technologies, and to validate Stratos’ emerging role as the technology innovator for solutions in our served markets.
Competition
      The market for optical, RF and microwave subsystems and components is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are:

•	Data rate, port density, reliability and other performance features

•	Ability to rapidly scale production for high volumes

•	Timeliness of new product introductions

•	Length of product design cycle

•	Compatibility with emerging industry standards

•	Scope and responsiveness of service and technical support

•	Price and performance characteristics

•	Established reputation with key customers
      Within the optoelectronics market, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. Within the fiber optics market, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Within the RF market we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Times Microwave, Inc., WL Gore Associates, Inc., Huber+Suhner and a large number of smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, distribution and other resources than we do, and as a result, may be able to:

•	Respond more quickly to new or emerging technologies or standards and to changes in customer requirements

•	Devote greater resources to the development, promotion and sale of their products

•	Deliver competitive products at a lower price
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
Employees
      As of May 1, 2005, the Company had approximately 554 employees including 21 senior level corporate executives and administrative employees.
Executive Officers of the Registrant
      The following table sets forth information concerning executive officers of Stratos as of July 22, 2005:
      Phillip A. Harris (58): President and Chief Executive Officer of Stratos since December 2004 and as a director of Stratos since November 2003. Prior to being elected as President and Chief Executive Officer, Mr. Harris served as Chairman of the corporate governance and nominating committee and as a member of the compensation committee. Mr. Harris was a director of Sterling from 2002 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Harris was Executive Vice President of Sprint North Supply (a telecommunications equipment distributor) from 1994 until his retirement in 2001. From 1978 until 1994, Mr. Harris held a number of senior operating positions with Sprint Corporation (a telecommunications provider).
      Barry Hollingsworth (40): Chief Financial Officer of Stratos since February 2005. From 2004 until his appointment as CFO, Mr. Hollingsworth was Vice President of Finance & Administration for Stratos. Prior to joining Stratos, he was Director of Finance at Heidrick & Struggles International from 2000 through 2003, and was employed by Tribune Company from 1994 through 2000, where he served in various capacities including internal audit and investor relations.
      Newell V. Starks (53): Mr. Starks is Chief Strategic Officer of Stratos and Vice Chairman of the Board of Directors. He was Chairman of Sterling’s board of directors during 2003 and a director of Sterling from its organization in 1989 through the closing of Stratos’ acquisition of Sterling in November 2003. From 1984 until 1991, Mr. Starks was employed by Citicorp Venture Capital, Ltd. (“CVC”), most recently as Vice President, where he was in charge of CVC’s initial investment in Sterling. Since leaving CVC, Mr. Starks has served as a private consultant to technology companies, including Sterling, on strategic matters and also has been a private investor.
      Richard C.E. Durrant (44): Executive Vice President of Stratos International since November 2004, Executive Vice President Passive Subsystems 2002 through November 2004, and the Managing Director of our UK Stratos Limited subsidiary since its acquisition in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fiber Optic Europe Ltd. from 1997 through April 2000. From 1989 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.
      Joe D. Norwood (63): Executive Vice President of Stratos and President and Chief Executive Officer of Sterling. Mr. Norwood has served as President and Chief Executive Officer of Sterling since 2001. Also, in 2002 and 2003, Mr. Norwood served as a director of Corona Optical Systems, Inc. During 2001, he served as Executive Vice President and Chief Operating Officer of Sterling; from 1997 to 2001, he was President of Sterling’s Trompeter Electronics subsidiary. He served as Vice President of Amphenol Corporation in charge of their RF/ Microwave and Fiber Optic Products divisions from 1986 until 1992 and again from 1995 to 1996 as a Vice President of their Time Fiber Communications subsidiary. From 1992 to 1994 he served as a Vice

President of ITT Cannon in charge of Military Aerospace and other North American operations. Mr. Norwood holds a BSEE degree from Arizona State University.
Geographic Areas
      Information concerning our operations in different geographic regions is set forth in Note 19 to our financial statements included in Item 8 of this annual report on Form 10-K.
Available Information
      We make available free of charge through our website, www.stratosinternational.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports may also be obtained free of charge by contacting Investor Relations, Stratos International, Inc, 7444 West Wilson Avenue, Chicago, Illinois 60706; telephone 708-867-9600. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties.

			Own or lease
Location	Function	Sq. ft.	(Lease Expiration)

Active operations
Chicago, IL	Corporate headquarters, administrative offices, sales and marketing, engineering, research and development facilities, and primary optical subsystems manufacturing facility	89,360	Owned
Mesa, AZ	RF/ Microwave administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility	50,000	Owned
Haverhill, UK	Administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility for fiber optic passive products	30,000	Leased (2010)
Westlake Village, CA	RF/ Microwave administrative offices, sales and marketing office	9,929	Leased (2005)
Melbourne, FL	Military subsystems administrative offices and engineering, research and development facilities	7,752	Leased (2007)
Inactive facilities
Chicago, IL	Limited use	61,590	Owned (actively marketed for sale)
Mountlake, WA	Limited use	2,178	Leased (2006) $7,100/month
Mountain View, CA	Limited use	38,000	Leased (2007) $62,000/month
      We own and lease office, administrative and manufacturing facilities. We are actively marketing limited use facilities, because we do not need that space at the current level of our business. We have recorded a reserve through the end of the lease term in 2007 for future rental obligations for our Mountain View,

California leased facility, which we have been unable to sub-lease in light of current rental conditions in the area.

Item 3.	Legal Proceedings
      From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.
      Stratos and certain of our directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.
      In 2003, we agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the defendant officers and directors, and our liability insurer. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our officers and directors, and we will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, pending certain changes to the bar order to be included as part of the settlement and to the notice to the class. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at a final fairness hearing.
      In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business, and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
      In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in

Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs filed a timely notice of appeal of the trial court’s judgment in Stratos’ favor on plaintiffs’ claims for breach of contract and rescission, and of the trial court’s earlier dismissal of plaintiffs’ other claims including federal securities fraud claims. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. Plaintiffs’ opening brief on the appeal is due August 19, 2005. Stratos’ response brief will be due on September 19, 2005.
      In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell seeks unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
      In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. The Court determined in June 2005 that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. We have not yet determined if we will appeal this ruling.
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
      During the first quarter of fiscal 2006, Stratos settled two patent infringement suits with Picolight, Inc. The cases were pending in the U.S. District Court for the District of Delaware and were dismissed with prejudice on June 10, 2005.
      During the second quarter of fiscal year 2005 we settled a patent infringement case and as a result of this settlement we received approximately $1.4 million, which was recorded as litigation settlements in the consolidated statement of operations.
      During the first quarter of fiscal 2006, Stratos received a lump sum of $5.5 million from the settlement of litigation in fiscal 2003. The present value of this amount was recorded as litigation settlements in the fiscal 2003 Consolidated Statement of Operations. In addition, Stratos paid $1.8 million in the first quarter of fiscal 2006 in settlement of two cases. This amount was recorded as litigation settlements in the fiscal 2005 Consolidated Statement of Operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our Annual Meeting of Shareholders was held on March 8, 2005. At this meeting, Stratos solicited the vote of shareholders on the six proposals set forth below and received for each proposal the votes indicated. Proposals 1, 2 and 6 were approved at this meeting and proposals 3, 4 and 5 were adjourned to a meeting held on March 22, 2005. At the reconvened meeting on March 22, 2005, proposals 3 and 4 were approved and proposal 5 was adjourned to a meeting held on April 5, 2005. At the reconvened meeting, on April 5, 2005, proposal 5 was approved.

      Each proposal was adopted by the margin indicated:
PROPOSAL 1: ELECTION OF DIRECTORS:
      The following Directors were elected, in each case, to serve until the annual meeting following Stratos’ April 30, 2005 year-end.

	Votes For	Authority withheld

Reginald W. Barrett	13,010,413	407,106
Phillip A. Harris	13,072,747	334,772
David Y. Howe	13,011,961	405,558
Charles Daniel Nelsen	13,029,372	388,147
Edward J. O’Connell	12,999,784	417,735
Newell V. Starks	13,056,441	361,078
PROPOSAL 2: TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO PROVIDE THAT ALL DIRECTORS BE ELECTED ANNUALLY TO ONE-YEAR TERMS:

For: 13,129,743	Against: 257,249
Abstain: 30,527	Broker non-votes: 0
PROPOSAL 3: TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO PROVIDE THAT STOCKHOLDERS BE PERMITTED TO TAKE ACTION BY WRITTEN CONSENT:

For: 11,471,361	Against: 72,603
Abstain: 96,965	Broker non-votes: 1,806,700
PROPOSAL 4: TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO PROVIDE THAT STOCKHOLDERS BE PERMITTED TO CALL A SPECIAL MEETING OF STOCKHOLDERS:

For: 11,496,449	Against: 50,096
Abstain: 94,384	Broker non-votes: 1,806,700
PROPOSAL 5: TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO PROVIDE THAT THE PERCENTAGE OF STOCKHOLDERS REQUIRED TO AMEND CERTAIN PROVISIONS OF OUR RESTATED CERTIFICATE OF INCORPORATION AND OUR BYLAWS BE REDUCED FROM 80% TO A MAJORITY:

For: 11,430,115	Against: 121,880
Abstain: 99,516	Broker non-votes: 2,010,190
PROPOSAL 6: TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO PROVIDE THAT CERTAIN OBSOLETE PROVISIONS BE DELETED:

For: 13,279,393	Against: 48,365
Abstain: 89,771	Broker non-votes: 60

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “STLW.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	Market price per share

	2005		2004

	High	Low	High	Low

First quarter	$5.73	$4.14	$6.76	$4.19
Second quarter	4.97	3.89	6.41	4.97
Third quarter	5.00	3.80	8.29	6.08
Fourth quarter	4.64	3.56	7.42	4.95
      The closing price of our common stock on July 21, 2005 was $5.26. The approximate number of stockholders of record on July 21, 2005 was 492, excluding shares held in street name.
      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. Any payment of dividends in the future will be at the discretion of our Board of Directors.
Equity Compensation Plan Information
      The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2005.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	348,308	$16.18	517,889
Equity compensation plans not approved by security holders	20,395	2.63	—

Total	368,703	$15.43	517,889

      Stratos’ only equity compensation plan not approved by security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). Following shareholder approval of the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Plan”) on November 6, 2003 no additional awards may be granted under the 2000 and 2002 Plans. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2000 and 2002 Plans prior to November 6, 2003. See Note 14 to our financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.
      You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.
      The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2005, 2004, and 2003 and the consolidated balance sheet data as of April 30, 2005 and 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2002 and 2001 and the consolidated balance sheet data as of April 30, 2003, 2002 and 2001 are derived from consolidated audited financial statements previously filed with the SEC.

	Fiscal years ended April 30,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues	$80,454	$50,369	$38,416	$58,870	$130,025
Cost of revenues	52,642	41,954	45,809	56,413	89,617

Gross profit (loss)	27,812	8,415	(7,393)	2,457	40,408
Operating expenses:
Research and development	9,518	8,800	20,138	27,587	14,729
Sales and marketing	10,467	8,225	7,063	7,999	9,146
General and administrative	21,907	20,799	12,706	14,949	13,367
Impairment of goodwill	—	—	28,429	8,500	—
Impairment of other assets	—	—	37,105	13,700	—
Write off in-process research and development	—	—	2,070	—	—
Restructuring and other charges	4,679	3,066	3,100	9,000	—
Litigation settlements, net	(2,553)	(454)	(13,218)	(1,139)	(1,750)

Total operating expenses	44,018	40,436	97,393	80,596	35,492

Income (loss) from operations	(16,206)	(32,021)	(104,786)	(78,139)	4,916
Gain on sale of business	—	1,305	—	—	—
Investment income, net	553	777	1,117	3,360	7,832
Other income (expense)	464	1,057	360	8	(62)

Income (loss) before income taxes	(15,189)	(28,882)	(103,309)	(74,771)	12,686
Income tax (provision) credit	(118)	1,797	—	2,581	(3,510)

Income (loss) before cumulative effect of change in accounting principle	(15,307)	(27,085)	(103,309)	(72,190)	9,176
Cumulative effect of change in accounting principle	—	—	(16,982)	—	—

Net income (loss)	(15,307)	(27,085)	(120,291)	(72,190)	9,176
Preferred stock dividend requirements	(350)	(142)	—	—	—

Net income (loss) attributable to common shareholders	$(15,657)	$(27,227)	$(120,291)	$(72,190)	$9,176

Net income (loss) per share, basic and diluted:
Before cumulative effect of a change in accounting principle	$(1.13)	$(2.60)	$(14.12)	$(11.06)	$1.47
Cumulative effect of change in accounting principle	—	—	(2.32)	—	—

Net income (loss)	(1.13)	(2.60)	(16.44)	(11.06)	1.47
Preferred stock dividend requirements	(0.03)	(0.01)	—	—	—

Net income (loss) attributable to common shareholders	$(1.16)	$(2.61)	$(16.44)	$(11.06)	$1.47

      Research and development expenses for fiscal 2002 include $6,300 of expenses as the result of a change in our policy on research and development expenses. Such expenses were classified as cost of sales under the previous policy.
      Net income (loss) per share for fiscal 2002 and 2001 has been restated to reflect a 1 for 10 reverse split effected on October 21, 2002.

	April 30,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and short-term investments	$31,828	$36,989	$61,528	$91,920	$145,838
Total assets	114,980	129,050	118,175	250,102	280,448
Total liabilities	24,507	24,271	17,130	29,622	25,549
Working capital (current assets less current liabilities)	52,073	52,974	65,097	98,040	178,514
Shareholders’ equity	90,473	104,779	101,045	220,480	254,899

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report of Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of several factors including, the cautionary statements set forth under “Business Risk Factors”.
Overview
      Stratos is an innovative international supplier of shielded electronic and optical interconnects, plus the transceiver components that are used to connect these two transmission line mediums. We design and manufacture interconnect components and subsystems used in telecom communications, datacom, military and video markets for signal networking.
      On November 6, 2003, Stratos acquired Sterling, a privately-held company based in Mesa, Arizona that designs and manufactures RF and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. At closing, Sterling became a wholly-owned subsidiary of Stratos, with Sterling stockholders receiving 6,082,000 shares of Stratos’ common stock, which represented approximately 82% of Stratos’ total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to Stratos with respect to certain matters provided for in the merger agreement (which shares were released from escrow during the third quarter of fiscal 2005). Stratos common shares issued in this transaction were valued at $5.09 a share, the closing price on July 2, 2003, the day the merger was announced. Stratos also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of Stratos’ share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Stratos stock valued at $36.0 million and $2.8 million of acquisition related costs. Our financial statements reflect the acquisition of Sterling since November 6, 2003.
      In May 2004, we announced that our board of directors had decided to explore various strategic alternatives to maximize shareholder value, including a possible sale of Stratos. After exploring various alternatives, we came to the conclusion in January 2005 that the best alternative was to implement a restructuring plan to put Stratos on a path to profitability.
      In November 2004 Stratos announced that James W. McGinley resigned effective that date, as President and Chief Executive Officer and director of Stratos. In addition, Stratos announced that Brian J. Jackman had resigned as a director of Stratos effective the same date. On March 8, 2005, the term of William T. Comfort, III expired. As a result, the Board currently has six members.
      In December 2004, the Board elected Phillip A. Harris as President and Chief Executive Officer of Stratos.
      We are a leading designer, developer and manufacturer of RF and microwave components, active and passive optical, optoelectronic, subsystems and interconnect products used in telecom, enterprise, military and video markets.
      We have a rich history of optical and mechanical packaging expertise and have been a pioneer in developing several optical devices using innovative form factors for telecom, datacom, video, military, and harsh environment applications. We have a broad range of products and a strong intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as RJ and low rider transceivers, Media Interface Adapters, flex circuits, as well as high performance RF and microwave coax and triax interconnect products. We currently serve more than 1,300 active customers in telecom, military and video markets.
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
      License fees and royalties represent payments received from licensees of our patented technology, which is also used by us in our optical subsystems. These license agreements generally provide for up-front payments and/or future fixed payments or ongoing royalty payments based on a percentage of sales of the licensed products. The timing and amounts of these payments is beyond our control. Accordingly, the amount received in any given period is expected to vary significantly. The duration of these license agreements extend generally until the expiration of the licensed patents which range from 2005 to 2024. We will consider entering into similar agreements in the future, however, we are not able to predict whether we will enter into any additional licenses in the future and, if so, the amount of any license fees or royalties.
      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel and manufacturing overhead. We purchase several key components used in the manufacture of our products from a limited number of suppliers. We have periodically experienced shortages and delivery delays for these materials. In some circumstances, we maintain an inventory of limited source components to decrease the risk of shortage. If we overestimate our requirements, we may have excess inventory of these components. The majority of our products are designed and manufactured in our own facilities. In the future we may expand the volume of products manufactured by third parties. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs.
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
      Stratos sells through a network of representatives, distributors, and direct sales professionals primarily across North America, Europe, Asia, and Central America including Mexico. Stratos sales teams are organized into three groups including Stratos Lightwave (active and passive optical components and subsystems), Trompeter (RF interconnects) and Semflex (microwave cable and cable assemblies). Stratos maintains three overlapping sales organizations to focus selling efforts on specific customer types and to capture the strong brand identity each has developed in its respective marketplace.
      The marketing group is responsible for developing marketing strategies and programs that support the sale of Stratos’ products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support, (ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote the Company’s broad lines of active and passive optical and RF and microwave components and subsystems, (iv) public relations covering new products and company capabilities, (v) market research to guide R&D investment, (vi) corporate branding to create a consistent and accurate message across the Stratos Lightwave, Trompeter and Semflex brands, and (vii) interaction with its customers and peers in industry associations to promote and further enhance related technologies, and to validate Stratos’ emerging role as the technology innovator for solutions in our served markets.
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
Critical Accounting Policies

Accounts Receivable
      We sell products primarily to various OEMs and distributors. Sales to these customers have varying degrees of collection risk associated with them. Management periodically assesses collection risk and the related allowance for doubtful accounts based on the aging of accounts, historical experience and the customer’s financial condition. If an account becomes uncollectible, it is charged against the allowance for doubtful accounts.

Inventory Reserves
      It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive to fulfilling future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one to two years projected usage depending upon the product. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive and reserved for. If this occurs, we vigorously pursue such opportunities.

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
      Customer demand is a changing dynamic. Occasionally, we have and will receive requests from customers to accept the return of merchandise for which they had previously accepted delivery. Although we have no obligation to do so, each such request is evaluated in light of contemplated future business from that customer. We will continue to consider these requests in the future, however, we are not able to predict the amount of any such returns. The sales of our products do not allow the customer the right of return.
Results of Operations
     Fiscal years ended April 30, 2005 and 2004

	2005		2004		Change

	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$79,931	99%	$49,379	98%	$30,552	62%
License fees and royalties	523	1%	990	2%	(467)	(47)%

Total revenues	80,454	100%	50,369	100%	30,085	60%
Cost of revenues	52,642	65%	41,954	83%	10,688	25%

Gross profit	27,812	35%	8,415	17%	19,397	231%
Operating expenses
Research and development	9,518	12%	8,800	18%	718	8%
Sales and marketing	10,467	13%	8,225	16%	2,242	27%
General and administrative	21,907	27%	20,799	41%	1,108	5%
Restructuring and other charges	4,679	6%	3,066	6%	1,613	53%
Litigation settlements, net	(2,553)	(3)%	(454)	(1)%	(2,099)	462%

Total operating expenses	44,018	55%	40,436	80%	3,582	9%

Loss from operations	(16,206)	(20)%	(32,021)	(63)%	15,815	(49)%
Gain on sale of business	—	—	1,305	3%	(1,305)	(100)%
Investment income, net	553	1%	777	2%	(224)	(29)%
Other income	464	1%	1,057	2%	(593)	(56)%

Loss before income taxes	(15,189)	(18)%	(28,882)	(56)%	13,693	(47)%
Income tax (provision) credit	(118)	—	1,797	4%	(1,915)	(107)%

Net loss	(15,307)	(18)%	(27,085)	(52)%	11,778	(43)%
Preferred stock dividend requirements	(350)	—	(142)	0%	(208)	146%

Net loss attributable to common shareholders	$(15,657)	(18)%	$(27,227)	(52)%	$11,570	(42)%

      Net Sales: Net sales increased to $79.9 million in fiscal 2005 from $49.4 million in fiscal 2004. This $30.5 million increase represents a $14.8 million increase in the net sales into the military/governmental end market, $1.7 million increase into the storage/enterprise end market, $7.3 million increase into the telecom/metro end market and $9.4 million increase in sales into other end markets. These increases were offset in part by a $2.7 million decrease of net sales into the data networking end market. Included in the amounts above is $42.5 million and $19.6 million in sales for fiscal years 2005 and 2004, respectively, from product lines acquired in the merger with Sterling. Excluding the sales attributable to the product lines acquired from Sterling, sales increased $7.6 million in the year ended April 30, 2005 over fiscal 2004.
      Our total sales order backlog decreased to $11.5 million as of April 30, 2005 from $13.0 million as of April 30, 2004. This decrease reflects a decline in the backlog in most end markets we service, reflecting customer push-outs and cancellation of orders, due in part to delays in the launch of new product programs by our customers.
      License Fees and Royalties: License fees and royalties decreased to $0.5 million in fiscal 2005 from $1.0 million in fiscal 2004. License fees consist of payments contingent on sales volume of licensed products.
      Cost of Revenues and Gross Margins: Cost of revenues increased to $52.6 million in fiscal 2005 from $42.0 million in fiscal 2004. Gross profit as a percentage of total revenues, or gross margin, increased to 34.6% in fiscal 2005 from 16.7% in fiscal 2004. This increase results from higher profit margins in our product lines acquired in the Sterling acquisition that were not fully reflected in the prior fiscal year because the date of acquisition was November 6, 2003. In addition, the increase in sales and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities, had a positive effect on the gross margin in fiscal 2005. A decrease of $0.9 million in the charge for obsolete and slow moving inventory in fiscal 2005 compared to fiscal 2004 and the sale in fiscal 2005 of $0.5 million of inventory that was previously considered excess and fully reserved, were each a contributing factor to the increase in gross margin in fiscal 2005.
      Cost of sales was charged approximately $1.0 million and $1.9 million in fiscal 2005 and 2004, to increase the reserve for obsolete and excess inventory.
      Research and Development: Research and development expenses increased to $9.5 million in fiscal 2005 from $8.8 million in fiscal 2004. The $0.7 million increase was the result of a $0.3 million increase in the cost of research and development facilities and $0.7 million increase in personnel costs dedicated to research and development offset partially by a $0.3 million decrease in material and overhead cost related to major product development. The above amounts include $0.6 million and $0.3 million of research and development expenses in fiscal years 2005 and 2004, respectively, attributable to the product lines acquired from Sterling.
      Sales and Marketing: Sales and marketing expenses increased to $10.5 million in fiscal 2005 from $8.2 million in fiscal 2004. This increase was due to an increase of $2.3 million in sales and marketing salaries, fringe benefits, bonuses and commissions. The above amounts include $5.8 million and $2.7 million of sales and marketing expenses for fiscal years 2005 and 2004, respectively, attributable to the product lines acquired from Sterling.
      General and Administrative: General and administrative expenses increased to $21.9 million in fiscal 2005 from $20.8 million in fiscal 2004. This $1.1 million increase was due to a $0.9 million increase in corporate management costs and a $0.2 million increase in general expenses. The above amounts include $4.7 million and $2.1 million of general and administration expenses in fiscal years 2005 and 2004 respectively, attributable to the product lines acquired from Sterling.
      Restructuring and Other Charges: During fiscal years 2005 and 2004, we recorded restructuring and other charges related to the consolidation and elimination of various operating activities. Such charges included personnel severance expenses, lease expenses for limited-use facilities, and write-down of the values of certain assets related to the restructuring of operations.
      On January 25, 2005, we announced that we had concluded the process initiated in May 2004 to explore various strategic alternatives for Stratos to maximize shareholder value and that we had adopted broad company-wide plans to enhance out strategic and operational direction. As part of the plans, we terminated 45 employees, primarily administrative personnel, to allow us to compete more effectively in our markets and to create a cost structure more in line with the current level of our business. As a result, we recorded $4.7 million in restructuring charges in fiscal 2005, of which, $2.7 million related to personnel and severance costs and $2.0 million related to the lease obligation for a limited use facility that we have been unable to sub-lease through the end of its lease term in 2007. We completed the workforce reduction during our third quarter of fiscal 2005.
      During fiscal year 2004, we terminated 95 employees including both production and administrative personnel and recorded $3.1 million in restructuring charges in accordance with the restructuring plan adopted in fiscal 2003. The $3.1 million consisted of $1.1 million related to personnel and severance costs, $0.9 million related to the write-down of the values of certain assets, $0.7 million related to idle facilities and $0.4 million of other costs related to the restructuring of operations.
      Litigation Settlements, Net: Stratos has recorded $2.6 million and $0.5 million of net litigation settlement income in fiscal years 2005 and 2004 respectively. In fiscal 2005, Stratos received $4.4 million in net settlements of several patent infringement cases. This amount was partially offset by $1.8 million in settlements paid by Stratos related to outstanding litigation. The settlement amount was disbursed in fiscal 2006.
      Gain on Sale of Business: Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary, Bandwidth Semiconductor LLC, located in Hudson, New Hampshire, realizing a net gain of approximately $1.3 million in fiscal year 2004. The Bandwidth business was not a separate business segment or considered a discontinued operation given the nature of its operations.
      Investment Income, Net: Investment income, net of investment expense, decreased to $0.6 million in fiscal 2005 from $0.8 million in fiscal 2004. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2005 reflects the reduction of excess cash balances.
      Other Income: Other income in fiscal 2005 and 2004 principally represents unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom.
      Income Taxes: Through April 30, 2004 we had recorded a valuation allowance of $65.2 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during fiscal year 2005, and an additional valuation allowance of $14.2 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal year 2005.
      We have net operating loss carry forwards of approximately $172.3 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2025.

	Fiscal years ended April 30,

	2004		2003		Change

	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$49,379	98%	$37,236	97%	$12,143	33%
License fees and royalties	990	2%	1,180	3%	(190)	(16)%

Total revenues	50,369	100%	38,416	100%	11,953	31%
Cost of revenues	41,954	83%	45,809	119%	(3,855)	(8)%

Gross profit (loss)	8,415	17%	(7,393)	(19)%	15,808	(214)%
Operating expenses
Research and development	8,800	18%	20,138	53%	(11,338)	(56)%
Sales and marketing	8,225	16%	7,063	18%	1,162	16%
General and administrative	20,799	41%	12,706	33%	8,093	64%
Impairment of goodwill	—	—	28,429	74%	(28,429)	(100)%
Write off of in-process research and development	—	—	2,070	5%	(2,070)	(100)%
Impairment of other assets	—	—	37,105	97%	(37,105)	(100)%
Restructuring and other charges	3,066	6%	3,100	8%	(34)	(1)%
Litigation settlements, net	(454)	(1)%	(13,218)	(34)%	12,764	(97)%

Total operating expenses	40,436	80%	97,393	254%	(56,957)	(58)%

Loss from operations	(32,021)	(63)%	(104,786)	(273)%	72,765	(69)%
Gain on sale of business	1,305	3%	—	—	1,305
Investment income, net	777	2%	1,117	3%	(340)	(30)%
Other income	1,057	2%	360	1%	697	194%

Loss before income taxes	(28,882)	(56)%	(103,309)	(269)%	74,427	(72)%
Income tax credit	1,797	4%	—	0%	1,797	—

Loss before cumulative effect of change in accounting principle	(27,085)	(52)%	(103,309)	(269)%	76,224	(74)%
Cumulative effect of change in accounting principle	—	—	(16,982)	—	16,982	(100)%

Net loss	(27,085)	(52)%	(120,291)	(269)%	93,206	(77)%
Preferred stock dividend requirements	(142)	—	—	—	(142)	—

Net loss attributable to common shareholders	$(27,227)	(52)%	$(120,291)	(269)%	$93,064	(77)%

      Net Sales: Net sales increased to $49.4 million in fiscal 2004 from $37.2 million in fiscal 2003. This $12.2 million increase represents a $9.1 million increase in net sales into the military/governmental end market, $3.3 million increase into the data networking end market, $1.5 million increase into the telecom/metro end market and a $4.4 million increase into other end markets. These increases were offset in part by a $6.1 million decrease of net sales into the storage end market. Included in the fiscal 2004 amounts above are $19.6 million in sales from product lines acquired in the merger with Sterling.
      Excluding the sales attributable to the product lines acquired from Sterling, sales decreased $7.4 million in the year ended April 30, 2004 over fiscal 2003. The decrease in sales was primarily due to lower customer demand due to the current economic climate and reduced capital spending for optical networking equipment. Sales were also negatively impacted by declines in average unit prices for our products resulting from pricing pressure and changes in product mix. Our total sales order backlog increased to $13.0 million as of April 30,

2004 from $5.0 million as of April 30, 2003. This increase reflected a significant increase in the backlog in our military/governmental end market and $4.1 million from the merger with Sterling.
      License Fees and Royalties. License fees and royalties decreased to $1.0 million in fiscal 2004 from $1.2 million in fiscal 2003. License fees consist of both fixed schedule payments and contingent payments based on sales volumes of licensed products.
      Cost of Revenues and Gross Margins: Cost of revenues decreased to $42.0 million in fiscal 2004 from $45.8 million in fiscal 2003. Gross profit as a percentage of total revenues, or gross margin, increased to 16.7% in fiscal 2004 from negative 19.2% in fiscal 2003. This increase results from higher profit margins in our product lines acquired in the Sterling acquisition that were not reflected in the prior fiscal year because the date of acquisition was November 6, 2003. In addition, the increase in sales and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities had a positive effect on the gross margin in fiscal 2004. A decrease of $4.9 million in the charge for obsolete and slow moving inventory in fiscal 2004 compared to fiscal 2003 and the sale in fiscal 2004 of $0.7 million of inventory that was previously considered excess and fully reserved, were each a contributing factor to the increase in gross margin in fiscal 2004.
      Research and Development: Research and development expenses decreased to $8.8 million in fiscal 2004 from $20.1 million in fiscal 2003. The $11.3 million decrease was due to a reduction of $6.7 million in costs of research and development facilities, $3.9 million decrease in personnel costs dedicated to research and development and $0.7 million decrease in material and overhead cost related to major product development. The above amounts include $0.3 million in research and development expenses attributable to the product lines acquired from Sterling.
      Sales and Marketing: Sales and marketing expenses increased to $8.2 million in fiscal 2004 from $7.1 million in fiscal 2003. This increase was due to an increase of $1.0 million in sales and marketing salaries, fringe benefits, bonuses and commissions, and $0.1 million in field sales operating costs supporting our sales volume. The above amounts include $2.7 million of sales and marketing expenses attributable to the product lines acquired from Sterling.
      General and Administrative: General and administrative expenses increased to $20.8 million in fiscal 2004 from $12.7 million in fiscal 2003. The $8.1 million increase was due primarily to $2.1 million for the settlement of litigation, a $4.6 million increase in general expenses and $2.1 million of general and administrative expenses attributable to the product lines acquired from Sterling. These increases were partially offset by a decrease of $0.7 million in corporate management costs.
      Other Operating Expenses: Other operating expense in fiscal 2003 includes expenses previously classified in other expense categories in the Statement of Operations in prior years. These expenses include the following:

a. A $28.4 million charge for goodwill impairment per Stratos’ annual goodwill impairment review, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

b. Write off of $2.1 million of costs of the acquisitions of Tsunami Optics, Inc. and Paracer, Inc. that were allocated to intangible in-process research and development based on the final purchase price allocations associated with these fiscal 2002 acquisitions.

c. A $37.1 million charge for impairment of long-lived assets in accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.
      Restructuring and Other Charges: During fiscal years 2004 and 2003, we recorded restructuring and other charges related to the consolidation and elimination of various operating activities. Such charges included personnel severance expenses, lease expenses for limited use facilities, the write-down of the values of certain assets and legal costs related to the restructuring of operations.

      In fiscal years 2004 and 2003 we terminated 95 and 198 employees, respectively, as a result of restructuring of operations, including both production and administrative personnel. We recorded restructuring and other charges of $3.1 million in each of the two fiscal years.
      The $3.1 million in restructuring and other charges in fiscal 2004 recorded in accordance with our restructuring plan adopted in fiscal 2003, included $1.1 million related to personnel and severance costs, $0.9 million related to the write-down of the values of certain assets, $0.7 million related to idle facilities and $0.4 million of other costs related to the restructuring of operations.
      The $3.1 million in restructuring and other charges in fiscal 2003, included $2.8 million related to personnel and severance costs, $0.2 million related to the write-down of the values of certain assets, and $0.1 million of legal costs related to the restructuring of operations.
      Litigation Settlements, Net: Stratos has recorded $0.5 million and $13.2 million of litigation settlement income in fiscal years 2004 and 2003. The amount received in fiscal 2004 represents the net settlement of one patent infringement case.
      In fiscal 2003, Stratos received $5.2 million of settlements in association with the settlement of several patent infringement cases. In addition, the Company recorded in fiscal 2003 the present value of $2.5 million and $5.5 million of license and royalty payments to be received in fiscal 2004 and fiscal 2006, respectively, from the settlement of a single patent infringement case.
      Investment Income, Net: Investment income, net of investment expense, decreased to $0.8 million in fiscal 2004 from $1.1 million in fiscal 2003. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2004 reflects the reduction of excess cash balances as well as lower interest rates throughout the marketplace during this period.
      Other Income: Other income in fiscal 2004 and 2003 principally represents unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom.
      Income Taxes: Through April 30, 2003 we had recorded a valuation allowance of $55.3 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during fiscal year 2004, and an additional valuation allowance of $9.9 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal year 2004.
      The income tax credit of $1.8 million recorded in fiscal 2004 relates to tax benefit generated as a result of the carry back of certain state operating losses that were incurred for the year.
      Cumulative Effect of a Change in Accounting Principle: Effective May 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and performed a transitional goodwill impairment test as of that date. As a result, we determined that the goodwill of our active optical subsystems reporting unit had been impaired and we recorded a one-time non-cash charge of approximately $17.0 million. This charge was recorded as of May 1, 2002 and is reflected as a cumulative effect of a change in accounting principle in the Statement of Operations. See Note 8 to the Consolidated Financial Statements located elsewhere in this filing for further discussion of this item.
Liquidity and Capital Resources:
      Net cash used in operating activities totaled $3.8 million, $18.1 million and $22.8 million for fiscal years 2005, 2004 and 2003 respectively. The use of cash in operating activities for fiscal 2005 resulted primarily from the net loss, and increases in accounts receivable and inventories offset in part by decreases in prepaid expenses and other assets and an increase in accounts payable and accrued expenses. The use of cash in operating activities for fiscal 2004 resulted primarily from the net loss and increase in inventories offset in part by the decrease in accounts receivable, other assets and the increase in accounts payable and accrued expenses. The use of cash in operating activities in fiscal 2003 resulted primarily from the net loss, an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses offset in part by decreases in accounts receivable and inventories.
      We operate in markets that have experienced a severe economic downturn several years ago and as a result, many of our customers may, from time to time, stretch their payment terms. Days sales outstanding in accounts receivable was 58 days at April 30, 2005 compared to 57 days at April 30, 2004.
      Net cash provided by investing activities was $11.2 million, $30.2 million and $31.5 million in fiscal 2005, 2004 and 2003, respectively. These amounts reflect the net proceeds from the sale of short-term investments, the proceeds from the sale of assets, and in fiscal 2004, $8.1 million cash acquired in the merger with Sterling (net of acquisition expenses), offset in part by the purchases of equipment and facilities in all fiscal years.
      Net cash used in financing activities for fiscal 2005 represents $2.2 million of repayments of long-term borrowings, and $0.4 million of dividends on preferred stock, offset in part by $0.6 million of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal 2004 represents $3.6 million repayments of long-term borrowings, a $12.0 million distribution to the former owners of Sterling to satisfy a liability assumed in the acquisition, $0.2 million in treasury stock transactions and $0.1 million of dividends on preferred stock, offset in part by $0.3 million of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal 2003 represents repayments of long-term borrowings.
      As of April 30, 2005, our principal source of liquidity was approximately $31.8 million in cash, cash equivalents and short-term investments.
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
      Accordingly, we are examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We seek to create a customer-responsive organization that executes on demand and stands behind its customers’ strategy. There is no assurance that these efforts will be successful.
      Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our cash commitments are (i) the repayment of the current portion of our long-term debt in the amount of approximately $0.8 million during the coming year and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock, in the amount of approximately $0.4 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the Series B Preferred Stock becomes redeemable for an aggregate of $5.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock.

      We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of borrowings for the next 12 months.
      Stratos’ contractual obligations as of April 30, 2005 are as follows:

	Payment due by period (in thousands)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$815	$815	$—	$—	$—
Operating lease obligations	3,290	1,215	1,575	500	—
Purchase obligations	6,782	6,782	—	—	—

Total	$10,887	$8,812	$1,575	$500	$—

Off-Balance Sheet Arrangements:
      We are not party to any transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, or capital resources. We have no exposures to off-balance sheet arrangements; no special purpose entities; and no activities that include non-exchange-traded contracts accounted for at fair value.
Business Risk Factors:

We have incurred significant net losses, primarily due to the current economic climate in the communications industry. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.
      The current economic climate in the communications industry has resulted in reduced capital spending from its peak for networking products. Spending for networking products appears to have stabilized and may see a rebound, although it is not expected to return to peak levels for the foreseeable future. As a result, many of our customers continue to express uncertainty as to their future requirements. While we have experienced a significant increase in net sales, we nevertheless incurred a net loss during fiscal year 2005. The increase in net sales is largely the result of the acquisition of Sterling and a $14.8 million increase in net sales into the military/governmental end market. We do not expect continued substantial growth in the markets we serve. Any decline in demand for our customers’ products or a deterioration of general economic conditions in the communications industry would likely result in reduction in demand for our products and our business, operating results and financial condition would suffer.
      Although we have implemented personnel reductions and other cost reduction programs, many of our costs are fixed in the near term. Consequently, we will need to generate higher revenues while containing costs and operating expenses if we are to return to profitability. If our efforts to increase our revenues and contain our costs are not successful, we will continue to incur net losses.

Our success depends on the long-term growth of the communications industry and its use of our technologies. If these events do not occur, our net sales may decline and our business would likely be significantly harmed.
      Our subsystems and components are used primarily in military, video broadcast, industrial, enterprise, metropolitan area, wide area and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which communications technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of communications technologies. If these markets do not grow, or if the use of communications technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

      The market for communications equipment is changing rapidly and is dominated by several large manufacturers. Our future growth will depend, in part, upon (1) our ability to develop and introduce new products for this market and (2) the growth of the communications equipment market and (3) our ability to compete successfully in the communications industry. The growth in the market for communications equipment products and services is dependent on a number of factors, including without limitation:

•	The amount of capital expenditures by network providers

•	Regulatory and legal developments

•	Changes to capital expenditure rates by network providers

•	The addition of new customers to the market

•	End-user demand for integrated Internet, data, video, voice and other network services
      We cannot predict the growth rate of the market for telecommunications equipment products and services. The economic climate in the communications industry, changes and consolidation in the service provider market and constraints on capital availability have had a material adverse effect on many of our service provider customers, causing some of these customers to go out of business and a number of other customers to substantially reduce their expansion plans and purchases.

We must develop new products and technologies as well as enhancements to existing products and technologies in order to remain competitive. If we fail to do so, our products will no longer be competitive and our net sales will decline.
      The market for our products and technologies is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technologies on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventories relating to existing products.
      The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may be unable to gain market acceptance and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

Our products are incorporated into larger systems, which must comply with various domestic and international government regulations. If the performance of our products adversely affects our customers’ ability to comply with these requirements, we may lose these customers and our net sales will decline.
      Our products are incorporated into larger systems, which must comply with various regulations and standards established by different countries, which may vary considerably. If the performance of our products contributes to our customers’ inability to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals, we may lose these customers and our net sales will decline.

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

We are also dependent on sales to the military/aerospace industry, including U.S. and foreign government entities.
      Approximately 36% of our sales for the fiscal year 2005 came from direct and indirect sales to the military/aerospace industry, which is heavily dependent on sales to U.S. and foreign government entities, either directly through contracts with such entities or indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for them. A significant decline in U.S. and foreign government expenditures could have a material adverse effect on our sales.

Our sales cycle runs from our customers’ initial design to production for commercial sale. This cycle is long and unpredictable and may cause our net sales to decline or our operating expenses to increase.
      Because of the length of our sales cycles, are ability to accurately predict the timing of our sales is limited. As a result, if sales forecasts from specific customers are not realized, we may be unable to compensate for the sales shortfall and our net sales may decline. The period of time between our initial contact with a customer and the receipt of a purchase order may span over a year or more, and varies by product and customer. During this time, customers may perform, or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before committing to purchase our products, including ability to interoperate with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while our potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or may only sell small amounts of our products to these potential customers. Consequently, if new sales do not result from our efforts to qualify our products, our operating expenses will increase.

Our customers may cease purchasing our products at any time and may cancel or defer purchases on short notice, which may cause our net sales to decline or increase our operating expenses.
      We generally do not have long-term contracts with our customers. Sales are typically made pursuant to individual purchase orders, often with short lead times, that may be canceled or deferred by customers on short notice without significant penalty. Our customers base their orders for our products on the forecasted sales and manufacturing schedules for their own products. Our customers have in the past significantly accelerated, canceled or delayed orders for our products in response to unanticipated changes in the manufacturing schedules for their own products, and will likely do so again in the future.

If we do not decrease our manufacturing costs or increase sales of higher margin products as the average unit price of our existing products decreases, our gross margins will decline.
      The average unit prices of our products frequently decrease as the products mature in response to increased competition, the introduction of new products and increased unit volumes. Most of our products are designed and manufactured in our own facilities. Accordingly, a significant portion of our cost of sales is fixed over the near term. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering changes and increases in manufacturing efficiencies. We must also continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Our inability to reduce manufacturing costs or introduce new products with higher average selling prices will cause our gross margins to decline, which would significantly harm our operating results.

The market for our products is highly competitive, which may result in lost sales or lower gross margins.
      The market for our products is highly competitive. For optoelectronics, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. For fiber optics, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. For RF products we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Huber+Suhner, WL Gore Associates, Inc. and a large number of smaller companies.
      Many of these companies have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in order to gain new technologies or products. Many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings than we do. These companies may leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. In addition, companies with diversified product offerings can better sustain an economic downturn.
      We expect that more companies, including some of our customers, will enter the markets for our products. We may not be able to compete successfully against either current or future competitors. Competitive pressures, combined with weakening demand, may result in further price reductions, lower margins and loss of market share. In addition, some of our current and potential customers are attempting to integrate their operations by producing their own subsystems or components or acquiring one or more of our competitors, which may eliminate the need to purchase our products. Furthermore, larger companies in other related industries are developing and acquiring technologies and applying their significant resources, including their distribution channels and brand name recognition, in an effort to capture significant market share. While this trend has not historically impacted our competitive position, it may result in future decreases in our net sales.
      Further, we manufacture many of our products in the United States and the United Kingdom. Our manufacturing costs are higher than the manufacturing costs of some of our competitors, particularly those located in foreign countries that benefit from lower-priced labor and government subsidies. If our current or potential future customers decide to purchase products from these lower-cost competitors, we could suffer a significant decline in our sales, which could have a material adverse effect on our business, operating results and financial condition.

We depend on suppliers for several key components. If we underestimate or overestimate our requirements for these components, our business could be significantly harmed.
      We purchase several key components that are incorporated into our products from a limited number of suppliers. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future. These shortages and delays have typically occurred when demand within the industry has increased rapidly and exceeded the capacity of suppliers of key components in the short term. Delays and shortages also often occur in the early stages of a product’s life cycle. The length of shortages and delays in the past has varied from several days to a month. We are unable to predict the length of any future shortages or delays. Some of our critical components used in production of certain of our products are purchased from a key supplier, which has been acquired by one of our competitors. If this supplier increases prices, reduces quantities available to us or ceases to supply us, our business and results of operations may be significantly harmed.
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
      We make forecasts for our component requirements based on anticipated product orders. Although from time to time we enter into long-term agreements for the purchase of key components, our purchases of key components are generally made on a purchase order basis. We may also maintain an inventory of limited source components to limit the potential impact of a component shortage. We may not accurately predict the demand for our products and the lead-time required to obtain key components. If we overestimate our requirements, we may have excess inventory, which may become obsolete and would increase our costs. If we underestimate our requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would significantly harm our business.

Our success depends on our ability to hire and retain qualified personnel, and if we are unable to do so, our product development efforts and customer relations will suffer.
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

Our products may contain defects, which may cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.
      Our products are complex and may contain defects, particularly when first introduced or as new versions are released. Our customers integrate our subsystems and components into systems and products that they develop themselves or acquire from other vendors. As a result, when problems occur in equipment or systems into which our products have been incorporated, it may be difficult to identify the source of the problem. We may be subject to liability claims for damages related to product defects or experience manufacturing delays as a result of these defects in the future, any or all of which could be substantial. The length of any future manufacturing delays in connection with a product defect will depend on the nature of the defect, and whether we or one of our component suppliers was the source of the defect. Moreover, the occurrence of defects, whether caused by our products or technology or the products of another vendor, may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products and technologies.

We are subject to environmental laws and other legal requirements that have the potential to subject us to substantial liability and increase our costs of doing business.
      Our properties and business operations are subject to a wide variety of environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances used in our manufacturing processes. These legal requirements may impose on us the need for additional capital expenditures or other requirements. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. Although we believe that we are in compliance and have complied with all applicable legal requirements, we may also be required to incur additional costs to comply with current or future legal requirements.

Economic, political and regulatory risks associated with international operations may limit our sales and increase our costs of doing business abroad.
      A significant portion of our sales is generated from customers located outside the United States, principally in Europe. We also operate a manufacturing facility in the United Kingdom. Sales to customers located outside of the United States were approximately 27.3% of our net sales during fiscal year 2005 and approximately 31.7% of our net sales during fiscal year 2004, which only reflected sales from Sterling, after November 6th, 2003. Our international operations are subject to a number of risks and uncertainties, including:

•	Difficulties in managing operations in different locations

•	Changes in foreign currency rates

•	Longer accounts receivable collection cycles

•	Difficulties associated with enforcing agreements through foreign legal systems

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe

•	Trade protection measures and import and export licensing requirements

•	Changes in a specific country’s or region’s political or economic conditions

•	Potentially adverse tax consequences rights in some foreign countries

•	The potential difficulty in enforcing intellectual property

•	Acts of terrorism directed against the United States or U.S. affiliated targets
      These, and other factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

We may pursue additional acquisitions. If we are unable to successfully integrate any businesses or technologies that we acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.
      As part of our strategy, we may pursue opportunities to buy other businesses or technologies that would complement our current products, expand our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. Our experience in acquiring other businesses and technologies is limited. Acquisitions could result in a number of financial consequences, including:

•	Use of significant amounts of cash

•	The incurrence of debt and contingent liabilities

•	Potentially dilutive issuances of equity securities

•	Large one-time write-offs

•	Amortization expenses related to intangible assets
      Acquisitions also involve numerous operational risks, including:

•	Difficulties in integrating operations, products, technologies and personnel

•	Unanticipated costs or write-offs associated with the acquisition

•	Diversion of management’s attention from other business concerns

•	Diversion of capital and other resources from our existing businesses

•	Potential loss of key employees of purchased organizations
      If we are unable to successfully integrate other businesses or technologies that we may acquire in the future or are unable to realize the intended benefits of any future acquisitions, our business will be harmed.

Our inability to protect our intellectual property rights would significantly impair their value and our competitive position.
      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have numerous issued patents and pending patent applications, we cannot be sure that any patents will be issued as a result of our pending patent applications or, if issued, that any patent claim allowed will be sufficiently broad to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us with meaningful protection of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We may be unable to detect the unauthorized use of our intellectual property or to take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation has been necessary and may continue to be necessary in the future to enforce our intellectual property rights. Such litigation could be costly and its outcome cannot be predicted with certainty. Our inability to adequately protect against unauthorized use of our intellectual property would significantly impair its value and our competitive position.

Various litigation matters, in which we are defendants, could result in significant monetary damages and expenses or restrictions on our ability to sell our products.
      We are involved in various litigation matters that arise from time to time in the ordinary course of business. Our Annual Reports on Form 10-K and quarterly reports on Form 10-Q describe certain matters, in which we are defendants. See discussion under Part I, Item 3: “Legal Proceedings” above.
      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies used in our business. In addition, our rights to use our name or other trademarks are subject to challenge by others. Any claims, with or without merit, could be time-consuming, result in costly litigation, and divert the efforts of our technical and management personnel. If we are unsuccessful in defending ourselves against such claims, we could be subject to significant monetary damages and may be required to do one or more of the following: (1) stop using the challenged technology or selling our products that use or incorporate such technology, (2) attempt to obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all, (3) attempt to license a substitute technology on reasonable terms or (4) redesign the applicable products to avoid infringement.
      In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.
Risks Relating to the Securities Markets and Ownership of Our Common Stock:

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
      Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:

•	Economic and stock market conditions generally and specifically as they may impact participants in the communications industry

•	Earnings and other announcements by, and changes in market evaluations of, participants in the communications industry

•	Changes in financial estimates and recommendations by securities analysts following our stock

•	Announcements or implementation by us or our competitors of technical innovations or new products, and

•	Strategic moves by us or our competitors, such as acquisitions
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

Provisions in our charter documents and Delaware law and our shareholder rights plan may delay or prevent an acquisition of our company, which could decrease the value of the shares of our common stock.
      Our restated certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include the authority of our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some shareholders. In addition, we have adopted a stockholder rights plan designed to protect Stratos and its shareholders from unfair or coercive takeover tactics, that is similar to stockholder rights plans adopted by many other companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are subject to certain market risks, including foreign currency fluctuations and interest rates. Although our Stratos U.K. subsidiary enters into transactions in currencies other than its functional currency, the Pound Sterling, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. Dollars. We view our investment in our foreign subsidiary as long-term. The primary currency to which we are exposed is the Pound Sterling.
      We do not have exposure to interest rate risk related to our debt obligation because the interest rate is fixed. Our market risks include lower income from our short-term investments if interest rates decline.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Stratos International, Inc.
      We have audited the accompanying consolidated balance sheets of Stratos International, Inc. and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive loss for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos International, Inc. and subsidiaries as of April 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
June 16, 2005

STRATOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	At April 30,

	2005	2004

	(In thousands, except par
	value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,276	$7,830
Short-term investments	18,552	29,159
Accounts receivable, net	12,926	12,544
Inventories	15,974	15,964
Refundable income taxes	4,267	4,176
Prepaid expenses and other current assets	6,139	1,326

Total current assets	71,134	70,999
Property, plant and equipment, net	21,338	26,956
Intangible assets, net	13,364	14,665
Goodwill and other indefinite-lived assets	6,110	6,110
Assets held for sale	2,936	4,441
Other assets	98	5,879

Total assets	$114,980	$129,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,987	$8,422
Accrued expenses	11,259	7,373
Current portion of long term-debt	815	2,230

Total current liabilities	19,061	18,025
Long-term debt, less current portion	—	801
Deferred income taxes	446	445
Series B redeemable preferred stock	5,000	5,000
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized 5,000,000 shares; issued and outstanding 50,000 shares of Series B redeemable preferred stock at April 30, 2005 and 2004	—	—
Common stock, $0.01 par value: Authorized 100,000,000 shares; issued and outstanding 14,559,348, and 14,265,510 shares at April 30, 2005 and 2004, respectively	146	143
Cost of shares in treasury	(259)	(248)
Additional paid-in capital	320,410	319,212
Unearned compensation	(3,505)	(3,809)
Accumulated other comprehensive income (loss)	(29)	114
Accumulated deficit	(226,290)	(210,633)

Total shareholders’ equity	90,473	104,779

Total liabilities and shareholders’ equity	$114,980	$129,050

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal years ended April 30,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues:
Net sales	$79,931	$49,379	$37,236
License fees and royalties	523	990	1,180

Total revenues	80,454	50,369	38,416
Cost of revenues	52,642	41,954	45,809

Gross profit (loss)	27,812	8,415	(7,393)
Operating expenses
Research and development	9,518	8,800	20,138
Sales and marketing	10,467	8,225	7,063
General and administrative	21,907	20,799	12,706
Impairment of goodwill	—	—	28,429
Write off of in-process research and development	—	—	2,070
Impairment of other assets	—	—	37,105
Restructuring and other charges	4,679	3,066	3,100
Litigation settlements, net	(2,553)	(454)	(13,218)

Total operating expenses	44,018	40,436	97,393

Loss from operations	(16,206)	(32,021)	(104,786)
Gain on sale of business	—	1,305	—
Investment income, net	553	777	1,117
Other income	464	1,057	360

Loss before income taxes	(15,189)	(28,882)	(103,309)
Income tax (provision) credit	(118)	1,797	—

Loss before cumulative effect of change in accounting principle	(15,307)	(27,085)	(103,309)
Cumulative effect of change in accounting principle	—	—	(16,982)

Net loss	(15,307)	(27,085)	(120,291)
Preferred stock dividend requirements	(350)	(142)	—

Net loss attributable to common shareholders	$(15,657)	$(27,227)	$(120,291)

Per share data, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.13)	$(2.60)	$(14.12)
Cumulative effect of change in accounting principle	—	—	(2.32)

Net loss	(1.13)	(2.60)	(16.44)
Preferred stock dividend requirements	(0.03)	(0.01)	—

Net loss attributable to common shareholders	$(1.16)	$(2.61)	$(16.44)

Weighted average number of common shares outstanding
Basic and diluted	13,546	10,444	7,317

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the fiscal years ended April 30, 2005, 2004 and 2003
(In thousands, except share amounts)

			Additional		Accum. Other		Total
	Common	Treasury	Paid-In	Unearned	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Capital	Compensation	Income(Loss)	Deficit	Equity

Balance at April 30, 2002	$728		$283,162	$—	$(295)	$(63,115)	$220,480
Net loss						(120,291)	(120,291)
Foreign currency translation adjustments					449		449
Issuance of 507,700 shares of restricted common stock	5		427				432
Option exercises (2,455 shares)	—		6				6
Purchase of 251, 959 shares of common stock for treasury		(31)					(31)
Effect of 1 for 10 reverse stock split	(659)		659				—

Balance at April 30, 2003	74	(31)	284,254	—	154	(183,406)	101,045
Net loss						(27,085)	(27,085)
Dividends on redeemable preferred stock						(142)	(142)
Foreign currency translation adjustments					(40)		(40)
Issuance of 745,351 shares of restricted common stock	7		3,802	(3,809)			—
Option exercises (98,675)	1		260				261
Purchase of common stock for treasury		(217)					(217)
Consideration for acquisition (6,082,000 shares)	61		30,896				30,957

Balance at April 30, 2004	143	(248)	319,212	(3,809)	114	(210,633)	104,779
Net loss						(15,307)	(15,307)
Dividends on redeemable preferred stock						(350)	(350)
Foreign currency translation adjustments					(143)		(143)
Issuance of 383,834 shares of restricted common stock	4		1,658	(1,662)			—
Modification of stock option agreements	—		377				377
Amortization of restricted stock grants				550			550
Forfeiture of 282,074 shares of restricted common stock	(3)		(1,448)	1,416			(35)
Option exercises (217,749 shares)	2		611				613
Purchase of common stock for treasury		(11)					(11)

Balance at April 30, 2005	$146	$(259)	$320,410	$(3,505)	$(29)	$(226,290)	$90,473

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal years ended April 30,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(15,307)	$(27,085)	$(120,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	—	16,982
Provision for Depreciation	6,550	6,280	13,600
Provision for amortization of intangible assets	1,630	894	552
Provision for amortization of stock based compensation	927	—	—
Provision for impairment of goodwill	—	—	28,429
Provision for impairment of other assets	—	910	39,175
Provision for losses on accounts receivable	259	461	331
Minority interest	—	(350)	(148)
Gain on sale of business	—	(1,305)	—
Provision for excess and obsolete inventory	984	1,925	6,805
Changes in operating assets and liabilities:
Accounts receivable	(641)	27	213
Inventories	(994)	(2,309)	1,222
Prepaid expenses and other assets	544	1,746	(4,578)
Accounts payable and accrued expenses	2,276	730	(5,082)

Net cash used in operating activities	(3,772)	(18,076)	(22,790)
Investing activities:
Purchases of property, plant and equipment	(1,003)	(3,268)	(2,126)
Purchases of short-term investments	(9,265)	(45,896)	(30,857)
Sale of short-term investments	19,872	66,862	63,432
Acquisitions, net of cash acquired	—	8,120	(189)
Net proceeds from sale of assets	1,578	4,381	1,209

Net cash provided by investing activities	11,182	30,199	31,469
Financing activities:
Repayment of long-term borrowings	(2,216)	(3,598)	(6,496)
Dividends paid on preferred stock	(350)	(142)	—
Net proceeds from exercise of stock options	613	261	—
Purchase of shares for treasury	(11)	(217)	—
Distribution to former owners of acquired company to satisfy assumed liability	—	(12,000)	—

Net cash used in financing activities	(1,964)	(15,696)	(6,496)

Net increase (decrease) in cash and cash equivalents	5,446	(3,573)	2,183
Cash and cash equivalents at beginning of year	7,830	11,403	9,220

Cash and cash equivalents at end of year	$13,276	$7,830	$11,403

Supplemental cash flow data
Common stock issued in acquisition of company	$—	$30,957	$—
Issuance of shares of restricted common stock	$1,662	$3,809	$432
See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the fiscal years ended April 30,

	2005	2004	2003

	(In thousands)
Net loss	$(15,307)	$(27,085)	$(120,291)
Other comprehensive income (loss):
Foreign currency translation adjustment	(143)	(40)	449

Comprehensive loss	$(15,450)	$(27,125)	$(119,842)

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
      Principles of consolidation: The consolidated financial statements include the accounts of the parent company and all subsidiaries, after elimination of intercompany accounts and transactions.
      Foreign currency translation: The functional currency of our foreign subsidiary is the local currency in the United Kingdom (the Pound Sterling). Accordingly, its results of operations are translated into U.S. Dollars using average exchange rates during the year, while the assets and liabilities are translated using period end exchange rates. Adjustments as a result of the translation process are included in accumulated other comprehensive income (loss).
      Use of estimates: We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
      Revenue recognition: Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. We establish a reserve for returns based on any known and anticipated returns and accordingly adjust revenue, accounts receivable and inventories.
      Revenue from license fees and royalties represents payments received from licensees of patented technologies, which we also use in our own product offerings. These license agreements generally provide for fixed up-front and/or future payments or ongoing royalty payments based on sales volumes of licensed products that are recognized as revenue over the respective licensing periods. The timing and amounts of these payments is beyond our control and may vary significantly between periods. These license agreements expire at various dates through 2024. We will consider entering into similar agreements in the future; however, we cannot predict the timing and resulting amounts of license fees and royalties, if any.
      Shipping and handling fees and costs: We include shipping and handling fees billed to customers in “net sales,” and related costs in “sales and marketing” expenses. Shipping and handling fees in fiscal 2005, 2004 and 2003 were $0.3 million, $0.2 million, and $0.1 million, respectively. Product freight out costs in fiscal 2005, 2004, and 2003 were $0.3 million, $0.3 million, and $0.2 million, respectively.
      Research and development costs: Costs associated with the development of new products are charged to expense when incurred.
      Advertising: We expense all advertising costs as incurred. Advertising expenses in fiscal 2005, 2004, and 2003 were $0.3 million, $0.5 million, and $0.3 million, respectively.
      Stock-based compensation: The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options and awards. Under APB Opinion No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      The following table shows the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	2005	2004	2003

Net loss attributable to common shareholders, as reported	$(15,657)	$(27,227)	$(120,291)
Add: Total stock based compensation recognized under intrinsic method for all awards	927	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,240)	(2,040)	(6,766)

Pro forma net loss attributable to common shareholders	$(15,970)	$(29,267)	$(127,057)

Reported basic and diluted net loss per share attributable to common shareholders	$(1.16)	$(2.61)	$(16.44)
Pro forma basic and diluted net loss per share attributable to common shareholders	(1.18)	(2.80)	(17.36)
Shares outstanding, basic and diluted	13,546	10,444	7,317
      Income taxes: We file consolidated U.S. and state income tax returns as required. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess on an ongoing basis the need for valuation reserves against net deferred tax assets.
      Cash and cash equivalents: Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less and are carried at their approximate fair values.
      Short-term investments: Short-term investments represent short-term corporate debt that is available for sale to meet working capital needs. Cost approximates estimated fair value at the balance sheet date, and gross unrealized gains or losses are not significant. Interest earned relating to these securities is reported as a component of investment income.
      Financial instruments: Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair values of these financial instruments approximate their net carrying values at April 30, 2005 and 2004.
      Accounts receivable: Accounts receivable represents amounts due from customers for products shipped or services performed. We make judgments as to the collectibility of accounts receivable based on historical trends and future expectations and estimate an allowance for doubtful accounts.
      These allowances adjust gross trade accounts receivable down to net realizable value. Accounts receivable balances are determined to be delinquent when the amount is past due based on payment terms with the customer.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs.
      Property, plant and equipment: Properties are stated on the basis of cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Accelerated methods are generally used for income tax purposes.
      Assets held for sale: Assets held for sale represent property and equipment that is no longer in use and is actively marketed for sale. When we reclassify an asset to assets held for sale, we adjust the carrying value of the underlying asset to its fair value based on the estimated net realizable proceeds.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      Intangible assets: Purchased intangible assets are recorded at fair value. We use discounted cash flow models to value intangible assets, and employ the help of independent appraisers for the valuation of significant intangible assets upon acquisition. The discounted cash flow models require assumptions about the timing and amount of future net cash inflows, risk, the cost of capital and terminal values.
      Goodwill: We review goodwill for impairment on an annual basis, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we further evaluate the amount of impairment loss.
      Long-lived assets: We review long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. We consider market conditions, legal factors and expected cash flows, among other factors, to reach a conclusion about the recoverability of long-lived asset values. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We measure an impairment loss as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
      Reclassifications: Certain amounts previously reported in fiscal 2004 and 2003 related primarily to auction rate securities and restructuring activities and have been reclassified to conform to the presentation used in fiscal 2005.
      The reclassification related to restructuring activities recognized amounts previously disclosed within cost of sales ($0.4 million in 2004 and $0.9 million in 2003), research and development ($0.5 million in 2004 and $1.1 million in 2003), and general and administrative ($2.2 million in 2004 and $1.1 million in 2003) expenses to a separate restructuring line item within the consolidated statements of operations. The reclassification of auction rate securities reduced cash and cash equivalents and increased short-term investments by $7.7 million in 2004, and increased net cash provided by investing activities by $24.6 million in 2004 and $19.6 million in 2003 within the consolidated statements of cash flows.
      Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS 153 amends “APB” Opinion No. 29, Accounting for Nonmonetary Transactions, to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not enter into exchanges that could be considered nonmonetary; accordingly we do not currently expect the adoption of SFAS No. 153 to have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS No. 123(R) at the beginning of fiscal 2007. We anticipate that we will adopt the prospective method of transition under the statement. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. We have not presently determined the effect of the adoption of the statement on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher costs in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot presently determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.
      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. Our restructuring plan initiated in fiscal 2003 was not accounted for under SFAS No. 146. Stratos recorded a pre-tax charge of approximately $3.1 million when Stratos management approved the restructuring plan. If we had accounted for this restructuring plan under SFAS No. 146, $0.4 million of the $3.1 million charge would have been recognized as incurred and not accrued in fiscal 2003.

Note 2.	Accounts Receivable
      We reduce our accounts receivable balance to account for an allowance for doubtful accounts. The table below shows the activity in the allowance for doubtful accounts during each of the fiscal years ended April 30:

Allowance for doubtful accounts	2005	2004	2003

Beginning balance	$358	$414	$727
Charged to expense	259	461	331
Write offs of amounts considered to be uncollectible, net of recoveries	(69)	(517)	(644)

Ending balance	$548	358	414

Note 3.	Inventories
      We define obsolete inventory as items no longer useful in our manufacturing process or items that have potential quality problems, and record a reserve of 100% of their values. We determine excess inventory using estimates for future demand, and record a reserve of 100% of its value if we have in excess of one to two years’ projected usage on hand. We scrap obsolete inventory shortly after we determine its status and keep excess inventory for a reasonable amount of time before we discard it. Occasionally, changing circumstances in the marketplace present us with opportunities to sell inventory that was previously determined to be excessive and reserved for. Details of our inventories and related reserves for the fiscal years ended April 30, are as follows:

Inventories	2005	2004

Raw materials	$12,678	$12,091
Work in progress	955	1,042
Finished goods	2,341	2,831

	$15,974	$15,964

Inventory reserves	2005	2004	2003

Beginning balance	$9,083	$12,030	$13,907
Charged to expense	984	1,925	6,805
Write offs, net of recoveries	(3,332)	(4,872)	(8,682)

Ending balance	$6,735	$9,083	$12,030

      The write-off of obsolete inventory reserves represents the disposal of related inventory or usage of product previously reserved for.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)

Note 4.	Prepaid Expenses and Other Current Assets
      At April 30, 2005 prepaid expenses and other current assets consist mainly of a $5.5 million receivable related to the favorable settlement of litigation in fiscal 2003. At that time, we recorded income from settlement of this litigation, discounted for the time value of money. We periodically recorded income from settlement of litigation to account for the difference in recorded income and the settlement amount. We received the final settlement payment in the first quarter of fiscal 2006. This receivable was recorded as a non-current asset at April 30, 2004.

Note 5.	Property, Plant and Equipment
      Details of property, plant and equipment at April 30, 2005 and 2004, were as follows:

	2005	2004	Useful lives

Land	$1,721	$1,721	indefinite
Buildings and building improvements	11,477	11,374	5-35 years
Machinery and equipment	58,005	59,849	3-15 years
Furniture and office equipment	18,677	18,586	5-10 years

Property, plant and equipment at cost	89,880	91,530
Less accumulated depreciation	(68,542)	(64,574)

Property, plant and equipment, net	$21,338	$26,956

      During fiscal years 2004 and 2003, we reclassified certain real property and machinery and equipment that were no longer in use to “assets held for sale.” We are actively marketing these assets for sale, and we expect to sell them during fiscal 2006. During fiscal year 2005, we sold one facility and several smaller pieces of equipment, and recorded net cash inflows from those sales of $1.6 million. In fiscal year 2004, we recorded a charge of $0.9 million to adjust the carrying value of assets held for sale to their estimated net realizable value. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.

Note 6.	Business Combinations
      On November 6, 2003, we acquired Sterling Holding Company (“Sterling”), a privately held company based in Mesa, Arizona that designs and manufactures Radio Frequency and Microwave Interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. We completed this merger on November 6, 2003, following approval by both our and Sterling’s shareholders. At closing, Sterling became a wholly-owned subsidiary, with Sterling shareholders receiving 6,082,000 shares of our common stock, which represented approximately 82% of total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to us with respect to certain matters provided for in the merger agreement. These shares were released from escrow and distributed on the first anniversary of the merger, which fell in the third quarter of fiscal 2005. Our common stock issued in this transaction was valued at $5.09 per share, the closing price on July 2, 2003, the day the merger was announced. We also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.3 million based on certain events, including the future performance of our common share price. If and when any contingent value is established, such amount will be recorded as an increase in purchase price and goodwill. The total purchase consideration was $38.8 million, consisting of common and preferred stock valued at $36.0 million, and $2.8 million of acquisition related costs. We valued the redeemable preferred shares at their face value, which, in view of the rights and terms of the preferred shares, approximated their fair value.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      The primary reasons for the acquisition included our desire to expand the size of our business, our belief that Sterling’s electronic interconnect operations would be a positive addition to our existing product lines, and our goal to acquire profitable operations. Sterling’s historical operating results, future operating forecasts and the fair value of assets, less liabilities assumed, contributed to the determination of the purchase price and the recognition of goodwill.
      The Sterling acquisition was accounted for using the purchase method of accounting and the results of operations have been included in our consolidated financial statements from the date of acquisition.
      Under the purchase method of accounting, the total purchase price, as shown in the table below, was allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction:

Amount allocated to:	Amounts	Useful life

Assets acquired:
Cash	$10,918
Accounts receivable	5,312
Inventories	7,785
Patents and related technology	3,185	14.25 years
Computer software	700	5.00 years
Company trade names	2,700	Indefinite
Customer relationships	10,800	12.50 years
Deferred income taxes	7,572
Property, plant and equipment	8,489
Other	3,099

Total assets	60,560
Liabilities assumed:
Accounts payable	1,430
Accrued expenses	3,673
Dividend payable	12,000
Deferred income taxes	8,112

Total liabilities	25,215

Net assets acquired	35,345
Goodwill	3,410	Indefinite

Purchase price	$38,755

Cash paid, including transaction costs	$2,798
Stock consideration	35,957

Total purchase price	$38,755

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      Had the acquisition been made as of the beginning of fiscal 2003, unaudited pro forma sales and operating results would have been as follows:

		Acquired	Pro Forma
	Stratos	Company	Adjustments	Consolidated

Net sales
Year ended April 30, 2004	$49,379	$17,601	$—	$66,980
Year ended April 30, 2003	37,236	38,704	—	75,940
Net loss
Year ended April 30, 2004	(27,085)	(5,825)	(997)	(33,907)
Year ended April 30, 2003	(120,291)	2,297	(1,994)	(119,988)
Loss per share, basic and diluted
Year ended April 30, 2004	(2.61)	(0.56)	(0.09)	(3.26)
Year ended April 30, 2003	(16.44)	0.31	(0.27)	(16.40)
      Pro forma adjustments include additional depreciation related to the step-up in value of fixed assets and amortization of intangibles acquired. Pro forma results are not necessarily indicative of future results. Under current tax regulations, goodwill related to the acquisition of Sterling is not deductible for federal and state income tax purposes.
      On April 30, 2004, we assigned our 60% interest in MP Optical Communications L.L.C. to its minority shareholder, and recorded a net gain of approximately $0.1 million.
      Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary Bandwidth Semiconductor L.L.C., located in Hudson, New Hampshire, realizing a net gain of approximately $1.3 million.
      In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” amounts assigned to purchased in-process research and development in a purchase business combination is charged to expense at the date of consummation of the purchase business combination. In connection with the acquisitions of Tsunami Optics, Inc. and Paracer, Inc., we recorded a $2.1 million charge to in-process research and development during the second quarter of fiscal 2003 based on the final purchase price allocation associated with these fiscal 2002 acquisitions.

Note 7.	Intangible Assets
      Amortizable intangible assets were comprised of the following:

	April 30, 2005			April 30, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Useful Lives

Customer relationships	$10,800	$(1,296)	$9,504	$10,800	$(432)	$10,368	12.50 years
Patents and related technology	4,368	(951)	3,417	4,039	(325)	3,714	14.25 years
Developed software	700	(257)	443	700	(117)	583	5.00 years

Total amortized intangible assets	$15,868	$(2,504)	$13,364	$15,539	$(874)	$14,665

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      The following table shows the estimated future amortization expense for intangible assets:

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter

Amortization amount	$(1,276)	$(1,276)	$(1,276)	$(1,159)	$(1,136)	$(7,241)

Note 8.	Goodwill
      Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2003 we performed a transitional goodwill impairment evaluation during the second quarter of fiscal 2003, which resulted in an impairment of goodwill of approximately $17.0 million as of May 1, 2002. The resulting non-cash charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for fiscal year 2003. Subsequently we have performed our annual goodwill impairment review during the fourth quarters of fiscal years 2005, 2004, and 2003. The 2003 review indicated additional impairment and a non-cash charge of approximately $28.4 million for fiscal year 2003 was recorded. Our goodwill impairment tests in 2005 and 2004 resulted in no additional impairment charges.
      Goodwill and other indefinite-lived assets at April 30, 2005 and 2004 are comprised of goodwill of $3.4 million and trade names of $2.7 million, each related to the Sterling acquisition.

Note 9.	Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets for impairment. This process requires us to consider whether any indicators of impairment are present and, if so, whether the sum of the estimated undiscounted future cash flows attributable to those assets is less than their carrying values. We recognize an impairment loss based on the excess of the carrying amounts of long-lived assets over their respective fair values, if any.
      During the third and fourth quarters of fiscal year 2003, we gathered information to determine if indicators of impairment of our long-lived assets were present, and it became apparent that the sustained downturn in our business would result in insufficient cash flows to recover the carrying amounts of certain long-lived assets. We closed some of our business units and consolidated others, in order to manufacture our existing products under a more controlled environment. However, we did not discontinue any of our existing product lines. We evaluated the fair values of our long-lived assets at the level of the active and passive optical subsystems reporting units. We engaged an independent appraiser to compute the fair values of these asset groups based upon the expected future discounted cash flows to be generated by each unit. We reviewed the appraiser’s models to ensure that the value determined was not less than the known or perceived fair market values of the assets.
      We concluded that these computations indicated that impairment existed within each reporting unit since the estimated fair values of assets were less than their carrying values, and recorded a non-cash charge for impairment of long-lived assets of approximately $37.1 million in the fourth quarter of fiscal year 2003. The

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
following table illustrates the assets we evaluated, their net book values, fair market values and resulting impairment charges:

	April 30, 2003

		Fair
	Net book	Market	Impairment
Asset description	value	Value	Charge

Tangible assets:
Machinery and equipment	$26,940	$6,377	$20,563
Furniture and fixtures	2,437	235	2,202
Computers	1,753	138	1,615
Buildings and building improvements	14,558	8,318	6,240

Total tangible assets	45,688	15,068	30,620
Intangible assets:
Developed technology	5,854	1,304	4,550
Trade names	1,200	308	892
Patents	619	178	441
Computer software	104	27	77
Other	687	162	525

Total intangible assets	8,464	1,979	6,485

Total assets evaluated for impairment	$54,152	$17,047	$37,105

      We classified certain of these assets as “assets held-for-sale.”

Note 10.	Restructuring and Other Charges
      During each of our 2005, 2004 and 2003 fiscal years, we recorded restructuring and other charges related to the consolidation and elimination of various operating activities. Such charges included the write-down of excess and obsolete inventory, the write-down of the values of certain assets, personnel severance expenses, lease expenses for limited-use facilities, and legal costs related to the restructuring of operations.
      On January 25, 2005, we announced that we had concluded the process initiated in May 2004 to explore various strategic alternatives for the Company to maximize shareholder value, and that we had adopted broad companywide plans to enhance our strategic and operational direction. As part of the plans, we terminated 45 employees, primarily administrative personnel, to allow us to compete more effectively in our markets and to create a cost structure more in line with the current level of our business. As a result, we recorded $4.7 million in restructuring and other charges in fiscal year 2005, of which, $2.7 million related to personnel and severance costs and $2.0 million related to the lease obligation for a limited use facility that has been difficult to sublease through the end of its lease term in 2007. We completed the workforce reduction during our third quarter of fiscal 2005.
      In fiscal years 2004 and 2003 we terminated 95 and 198 employees, respectively, as a result of restructuring of operations, including both production and administrative personnel. We recorded restructuring expense of $3.1 million in each of the two fiscal years. These expenses related to personnel and severance costs, costs of the lease obligations of idle facilities, the write-down of the value of certain assets and legal and other costs related to the restructuring of operations.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      Charges relating to the restructuring, subsequent activities, and the remaining balances are summarized as follows:

	Employee	Legal	Asset	Limited-use
Restructuring	costs	and other	write-downs	facility rent	Total

Balance at April 30, 2002	$850	$1,210	$—	$—	$2,060
2003 charges	2,800	100	200	—	3,100
Utilized in 2003	(3,250)	(1,310)	(200)	—	(4,760)

Balance at April 30, 2003	400	—	—	—	400
2004 charges	1,026	392	910	738	3,066
Utilized in 2004	(1,186)	(392)	(910)	—	(2,488)

Balance at April 30, 2004	240	—	—	738	978
2005 charges	2,724	—	—	1,955	4,679
Utilized in 2005	(2,687)	—	—	(894)	(3,581)

Balance at April 30, 2005	$277	$—	$—	$1,799	$2,076

      Expenses for asset write-downs are non-cash charges, and are offset against the carrying values of the respective assets. The majority of severance was paid as of the end of fiscal year 2005, and the limited-use facility rental expense will be paid in monthly installments through the end of the lease term in 2007.

Note 11.	Accrued Expenses
      Accrued expenses are detailed as follows:

	As of April 30,

Other Current Liabilities	2005	2004

Employee costs	$2,598	$2,674
Rent for limited-use facilities	1,799	738
Legal fees, litigation and claims	4,352	1,909
Commissions	1,037	605
Inventory received, not vouchered	424	305
Real estate and other taxes	386	361
Other	663	781

Total	$11,259	$7,373

Note 12.	Long-term Debt
      At April 30, 2005, the current portion of long-term debt consists of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal year 2002. At April 30, 2005, the remaining principal payments totaling $0.8 million are considered current because such payments are due within one year of the balance sheet date. The note is supported by a letter of credit in the amount of $2.7 million that expires on August 1, 2005.
      Cash payments and interest expense in fiscal years 2005, 2004, and 2003 for interest on debt amount to $0.1 million, $0.2 million and $0.6 million respectively.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
Note 13.     Redeemable Series B Preferred Stock
      The number of authorized shares of preferred stock is 5,000,000 of which 50,000 shares are designated as Series B preferred stock. The Series B preferred stock has a par value of $0.01 per share and a stated value and a liquidation preference of $100.00 per share, plus accrued and unpaid dividends. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series B Preferred Stock ranks senior to all classes of our stock, except those classes of preferred stock expressly designated as ranking senior or on parity with the Series B Preferred Stock. As of April 30, 2005 and 2004 we had 50,000 shares of Series B Preferred Stock issued and outstanding.
      The holders of Series B Preferred Stock are entitled to receive, when and as declared by the board of directors of the Company out of funds legally available therefore, cumulative cash dividends until the dividend termination date. The cash dividend per share is equal to (1) seven percent per annum, or an increased rate in the case of the Company’s failure to pay dividends in accordance with the provisions of the certificate of designation relating to the Series B Preferred Stock, multiplied by (2) $100 per share, subject to adjustment, plus the amount of accrued but unpaid dividends with respect to each share of Series B Preferred. Dividends, to the extent declared by the board of directors of the Company, will be payable quarterly. In addition, the Company may, at any time following the fifth anniversary of the issuance of the Series B Preferred, declare an optional special dividend of $100 on each issued and outstanding share of Series B Preferred, plus the amount of all accrued but unpaid dividends with respect to each such share, in which case no further cash dividends are required to be paid. The Company may not pay or declare dividends on any securities ranking junior to the Series B Preferred, unless (i) the holders of 75% of the outstanding shares of Series B Preferred consent to such payment or (ii) all accrued and unpaid dividends on the shares of Series B Preferred have been paid or set aside for payment.
      No later than 60 days following the occurrence of certain events relating to Stratos’ achievement of $250 million in annual revenue or $500 million in market capitalization, the Company must redeem all shares of Series B Preferred Stock at a redemption price initially equal to $100 per share, plus an amount equal to all accrued and unpaid dividends thereon to and including the date of redemption. The initial redemption price is subject to adjustment as follows. If, on the last day immediately preceding the redemption event, the “market price” (as defined in the certificate of designation relating to the Series B Preferred Stock) of the Company’s common stock is (1) $7.00 or less per share, there will be no adjustment to the initial redemption price; (2) greater than $7.00 and less than $12.00 per share, the initial redemption price will be increased by $25 per share for every whole dollar by which the market price exceeds $7.00 per share and (3) $12.00 or more per share, the initial redemption price will be increased by $125 per share. If, however, the optional special dividend has been declared, the redemption price for each share of the Series B Preferred Stock will be reduced by $100 per share after taking into account the above adjustments.
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
      Each holder of Series B Preferred Stock is entitled to one vote for each share held on the record date for determining the shareholders entitled to vote with respect to all matters presented to the Company’s shareholders for their action and, except as otherwise provided, the holders of Series B Preferred Stock and any other outstanding series of stock will vote together with the holders of shares of common stock as a single class.

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
      Upon any voluntary or involuntary liquidation, dissolution or winding-up of the combined company, the holders of Series B Preferred Stock will be entitled to receive liquidating distributions in the amount of $100 per share plus all accrued and unpaid dividends thereon to the date fixed for distribution, before any distribution or payment is made to the holders of the Company’s common stock or on any other class of the Company’s stock ranking junior to the Series B Preferred Stock. If a change in ownership (as defined above) of the Company occurs, the holders of the Series B Preferred Stock will be entitled to receive liquidating distributions of $100 per share, subject to adjustment based on the market price of Stratos common stock, as described more fully above.
      The Series B Preferred will not be convertible into the Company’s common stock and will not be entitled to the benefit of a sinking fund.

Note 14.	Capital Stock
     Common and preferred stock
      On March 22, 2001, our Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of Common Stock, par value $0.01 per share outstanding on April 3, 2001 to stockholders of record on that date. Each Right entitles the registered holder to purchase from Stratos one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $800.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 23, 2001, as amended, between Stratos and Mellon Investor Services LLC, as Rights Agent. An Agreement and Plan of Merger, dated as of July 2, 2003 was entered into between Stratos, Sleeping Bear Merger Corp. and Sterling. Pursuant to the Merger Agreement, we agreed to amend the Rights Agreement in light of our issuance of shares in the merger. The terms of the Rights may be amended by our Board of Directors without the consent of the Rights holders, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the Rights holders (other than the Acquiring Person and its Affiliates and Associates). Until a Right is exercised, the Rights holder, as such, will have no rights as a stockholder of Sterling, including, without limitation, the right to vote or to receive dividends.
      For a detailed discussion on shareholder rights, please refer to the exhibits to this report.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
     Stock options
      In fiscal 2002, we adopted the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). The 2002 Plan permitted us to award stock options, restricted stock and stock appreciation rights to present and future directors, officers and employees. These amounts take into consideration the 1 for 10 reverse split effected October 21, 2002. Stock options granted to date generally vest over a period of 12 to 48 months after the date of grant and have a 10-year term. Shareholder approval was not solicited for this plan. Under the terms of the acquisition agreements, we assumed all outstanding options held by the employees of Tsunami Optics, Inc. and Paracer, Inc. at the date of acquisition. These options were converted into options to purchase shares of Stratos’ common stock. The number of shares and the exercise price of the Tsunami and Paracer options that converted into Stratos options were adjusted using a conversion formula set per the purchase agreement. The resulting Stratos options have maintained the original vesting provisions and option period. The Tsunami and Paracer options converted into 110,498 options under the 2002 Plan to purchase shares of Stratos’ common stock at a weighted average price of $0.50 per share.
      In fiscal 2004, we adopted the Stratos Lightwave, Inc. 2003 Stock Plan (“2003 Plan”). The 2003 Plan permits us to award stock, options, stock appreciation rights and restricted stock awards to present and future directors, officers, employees and others performing services for Stratos or any of our subsidiaries or affiliates. Pursuant to the 2003 Plan, the maximum number of shares for which awards may be issued is 1,370,000. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2002 Plan prior to November 6, 2003.
      During fiscal 2005, we granted 383,834 shares of restricted stock to directors, officers and key employees, which had a weighted average fair market value of $4.33 per share. During fiscal 2004, we granted 745,351 shares of restricted stock to directors, officers and key employees, which had a weighted average fair market value of $5.11 per share. The restricted shares vest over a period of five years from date of grant based on annual performance criteria. Aside from the annual performance requirements the awards vest 100% on the fifth anniversary of date of grant.
      To date we have not issued any options to others performing services for Stratos or our subsidiaries.
      The following table illustrates options outstanding under all plans as of April 30, 2005:

				Options Exercisable at
	Options Outstanding at April 30, 2005			April 30, 2005

			Weighted		Weighted
		Weighted	Average		Average
	Number of	Average	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Live (years)	Price	Shares	Price

$ 2.63 – 7.60	304,841	6.32	$3.74	288,989	$3.67
$ 27.50 – 59.80	54,317	3.58	51.38	53,816	51.56
$105.80 – 210.00	9,545	5.09	184.11	9,545	184.11

Total	368,703	5.88	$15.43	352,350	$15.87

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price

Balance at April 30, 2002	860,117	$121.52
Exchanged	(617,515)	127.11
Granted	557,905	2.68
Exercised	(2,455)	2.63
Cancelled	(149,578)	92.98

Balance at April 30, 2003	648,474	12.76
Granted	175,204	5.04
Exercised	(98,790)	2.66
Cancelled	(79,720)	4.45

Balance at April 30, 2004	645,168	13.05
Granted	—	—
Exercised	(217,749)	2.82
Cancelled	(58,716)	36.08

Balance at April 30, 2005	368,703	$15.43

      In computing the fair value of stock options granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	2005	2004	2003

Expected dividend yield	N/A	0.0%	0.0%
Risk-free interest rate	N/A	3.3%	5.0%
Expected stock price volatility	N/A	118.7%	124.8%
Expected term until exercise, in years	N/A	6.5	7
Weighted average fair value per share	N/A	$4.22	$2.47

N/A = Not Applicable
      We have reserved for issuance 517,889 shares of common stock under the 2003 Plan. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2000 Plan or the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2000 Plan or the 2002 Plan prior to November 6, 2003. No options were granted under the 2003 Plan during fiscal 2005.
Note 15. Employee 401(K) Savings Plan
      The Company sponsors 401(k) Savings Plans (the “Plans”) that cover substantially all of its employees. The Plans are salary reduction plans that allow employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plans also allow for discretionary contributions by the Company equal up to 4.5% of eligible compensation. The Company made discretionary contributions to the Plans totaling approximately $0.7 million, $0.4 million and $0.6 million in 2005, 2004 and 2003, respectively.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
Note 16.     Leases
      We lease various facilities under operating leases that expire through 2010. During each of our fiscal years 2005, 2004 and 2003 we had rental expense of approximately $1.3 million.
      Future minimum rental expense under all non cancelable operating leases with terms greater than one year, including $1.8 million relating to idle facilities recorded as a restructuring charge, are as follows:

Fiscal 2006	$1,215
Fiscal 2007	1,075
Fiscal 2008	500
Fiscal 2009	250
Fiscal 2010	250
Thereafter	—

$3,290

Note 17.     Loss Per Share
      The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Years Ended April 30,

	2005	2004	2003

Numerator:
Net loss	$(15,307)	$(27,085)	$(120,291)
Preferred stock dividend requirements	(350)	(142)	—

Net loss attributable to common shareholders	$(15,657)	$(27,227)	$(120,291)
Denominator for basic and diluted loss per share — weighted average number of shares outstanding	13,546	10,444	7,317

Basic and diluted net loss per share attributable to common shareholders	$(1.16)	$(2.61)	$(16.44)

      Options to purchase 368,703, 645,168 and 648,474 shares of common stock at a weighted average option price of $15.43, $13.05 and $12.76 were outstanding during fiscal 2005, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because of the net loss and therefore, the effect would have been antidilutive.
Note 18.     Income Taxes
      Through April 30, 2005, we recorded a valuation allowance of $79.4 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
      We have net operating loss carry forwards of approximately $172.3 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2025.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	As of April 30,

Deferred tax assets and liabilities	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$72,662	$62,854
Impairment of long-lived assets	7,421	11,131
Inventory reserves	3,450	4,388
Accrued vacation	193	332
Deferred compensation	334	238
Allowance for doubtful accounts	201	206
Investment basis differences	4,686	—
Other	516	406

Total	89,463	79,555
Less: Valuation allowance	(79,445)	(65,239)

Total deferred tax assets	10,018	14,316
Deferred tax liabilities:
Accelerated tax depreciation	(5,564)	(8,033)
Additional depreciation and amortization on the step-up in value of fixed assets and intangibles	(4,900)	(5,800)
Investment basis differences	—	(928)

Total deferred tax liabilities	(10,464)	(14,761)

Net deferred tax liabilities	$(446)	$(445)

      Income tax provisions (credits) during our fiscal years consisted of the following:

	Fiscal Years Ended April 30,

Income tax credits	2005	2004	2003

Current:
Federal	$—	$—	$—
Foreign	—	—	—
State (credit)	118	(1,797)	—

Total current income taxes (credit)	118	(1,797)	—
Deferred	—	—	—

Total income taxes (credit)	$118	$(1,797)	$—

      The current state tax provision for fiscal 2005 represents taxes due related to taxable income generated for state income tax purposes by our Sterling operations. The current state credit for fiscal year 2004 represents the additional carry back of net operating losses to the taxable income of prior years.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended April 30,

Reconciliation	2005	2004	2003

Income tax credit at statutory rate	$(5,358)	$(10,109)	$(42,102)
Effect of state income taxes	(578)	(1,105)	(3,609)
State income tax carryback	—	(1,797)	—
Tax exempt investment income	(53)	68	217
Impairment of goodwill	—	—	14,772
Valuation allowance	6,071	9,930	30,462
Effect of step-up in value of assets of acquired company	—	6,313	—
Filing differences from prior years	(12)	(5,284)	—
Other, net	48	187	260

Income taxes (credit)	$118	$(1,797)	$—

      Income taxes are based on pre-tax losses, which are distributed geographically as follows:

	Fiscal years ended April 30,

Geographic distribution of loss before taxes	2005	2004	2003

United States	$(15,261)	$(27,912)	$(101,171)
International	72	(970)	(2,138)

Total loss before taxes	$(15,189)	$(28,882)	$(103,309)

Note 19. Segment and Geographic Information
      We operate in one industry segment, the development, manufacture and sale of optical, RF, and microwave components and subsystems for various applications and multiple end markets. These subsystems are designed for use in storage, data networking, metro and wide area telecom networks, military, aerospace, video, government security, oil and gas, and other industrial markets and applications.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      Information about our results of operations in different geographic regions is as follows:

	Fiscal Years Ended April 30,

	2005	2004	2003

Net sales
United States	$67,118	$39,994	$29,418
Foreign	12,813	9,385	7,818

	$79,931	$49,379	$37,236

Net loss
United States	$(15,445)	$(25,653)	$(115,956)
Foreign	138	(1,432)	(4,335)

	$(15,307)	$(27,085)	$(120,291)

Property, plant and equipment, net
United States	$19,470	$25,055	$25,400
Foreign	1,868	1,901	852

	$21,338	$26,956	$26,252

Note 20. Material Customers and Concentration of Credit Risk
      During fiscal 2005, sales to General Dynamics UK Ltd. and Tellabs, Inc. and their respective contract manufacturers amounted to 8% and 4%, respectively, of consolidated net sales.
      During fiscal 2004, sales to General Dynamics UK Ltd. and Tellabs, Inc. and their respective contract manufacturers amounted to 6% and 3%, respectively, of consolidated net sales.
      During fiscal 2003, sales to Redfern Broadband and Qlogic and their respective contract manufacturers amounted to 8% and 5%, respectively, of consolidated net sales.
      Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers consistently have been within management’s expectations.

Note 21. Quarterly Results of Operations (Unaudited)
      The following is a summary of unaudited results of operations for the two fiscal years ended April 30, 2005:

	Fiscal Year 2005 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$21,023	$18,181	$19,430	$21,297
Gross profit	7,429	5,771	6,133	8,479
Loss from operations	(403)	(3,995)	(9,205)	(2,603)
Net loss	(393)	(3,999)	(8,565)	(2,350)
Preferred stock dividend requirements	(87)	(88)	(88)	(87)
Net loss attributable to common shareholders	(480)	(4,087)	(8,653)	(2,437)
Net loss per share available to common shareholders	$(0.04)	$(0.30)	$(0.64)	$(0.18)

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)

	Fiscal Year 2004 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$6,571	$7,111	$16,034	$19,663
Gross profit (loss)	(464)	(859)	3,759	5,979
Loss from operations	(9,168)	(7,756)	(6,005)	(9,092)
Net loss	(7,268)	(7,521)	(5,376)	(6,920)
Preferred stock dividend requirements	—	—	(55)	(87)
Net loss attributable to common shareholders	(7,268)	(7,521)	(5,431)	(7,007)
Net loss per share available to common shareholders	$(0.99)	$(1.02)	$(0.40)	$(0.52)
      Gross profit (loss) and loss from operations previously reported for each quarter in fiscal 2004 and the first three quarters of fiscal year 2005 above, have been restated to conform to the current presentation of litigation settlements, gain on sale of business and other income in the Statements of Operations for the three fiscal years ended April 30, 2005.
      The unaudited quarterly results of operations for the quarter ended January 31, 2005, includes $2.8 million of personnel and severance costs related to restructuring of operations and $1.9 million of lease obligations for limited use facilities. In addition, the unaudited quarterly result of operations for the quarter ended April 30, 2005, includes charges of $1.8 million for the settlement of litigation.
      The unaudited quarterly results of operations for the quarter ended April 30, 2004, includes $0.9 million of charges for the write-down of the value of certain assets, $0.7 million of lease obligations for limited use facilities and $2.1 million for the settlement of litigation.

Note 22. Litigation
      From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.
      Stratos and certain of our directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.
      In 2003, we agreed to a Memorandum of Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the defendant officers and directors, and our liability insurer. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
our officers and directors, and we will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs have filed with the court a motion for preliminary approval of the settlement, which, if granted, will lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, pending certain changes to the bar order to be included as part of the settlement and to the notice to the class. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at a final fairness hearing.
      In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business, and thereby making it impossible for Tsunami to achieve the targets required to receive any earnout payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
      In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs filed a timely notice of appeal of the trial court’s judgment in Stratos’ favor on plaintiffs’ claims for breach of contract and rescission, and of the trial court’s earlier dismissal of plaintiffs’ other claims including federal securities fraud claims. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. Plaintiffs’ opening brief on the appeal is due August 19, 2005. Stratos’ response brief will be due on September 19, 2005.
      In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell seeks unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
      In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. It was determined by the court in June 2005 that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company has not yet determined if it will appeal this ruling.
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
      During the first quarter of fiscal 2006, Stratos settled two patent infringement suits with Picolight, Inc. The cases were pending in the U.S. District Court for the District of Delaware and were dismissed with prejudice on June 10, 2005.
      During the second quarter of fiscal year 2005 we settled a patent infringement case and as a result of this settlement we received approximately $1.4 million, which was recorded as litigation settlements in the consolidated statement of operations.
      During the first quarter of fiscal 2006, Stratos received a lump sum of $5.5 million from the settlement of litigation in fiscal 2003. The present value of this amount has been recorded as litigation settlements in the fiscal 2003 Consolidated Statement of Operations. In addition, Stratos paid $1.8 million in the first quarter of fiscal 2006 in settlement of two cases. This amount has been recorded as litigation settlements in the fiscal 2005 Consolidated Statement of Operations.

Note 23. Operating Considerations and Management Plans
      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, we have incurred significant net losses in each of the past three years as a result of operating in markets that have experienced a severe economic downturn since late in fiscal 2001. These conditions remained in effect in fiscal 2005, and we expect them to continue for at least the next 6 to 12 months. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and affect our business negatively.
      In response to these conditions, we have proactively addressed our operational issues in an effort to improve profitability and cash flows. We have implemented programs to control other manufacturing, research and development, sales and marketing, and general and administrative costs. We have reduced our overhead cost structure, improved our efficiency in the use of raw materials and scrap, and we are working with suppliers to further reduce the cost of raw materials used in the manufacture of our products. Since April 2001, we have also reduced production, technical, sales, and administrative staff levels, exited several small unprofitable businesses and consolidated our remaining operations into three primary locations. We sold our facility in Palm Bay, Florida in May 2004 and we are actively working to sell or sublease several other limited use facilities.
      We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface which are solved by our product offerings. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(all amounts in thousands, except share and per share data)
      We are examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We are seeking to create a customer-responsive organization that executes on demand and stands behind our customers’ strategy. We expect that these efforts will contribute to sales growth and increase the market potential for our products.
      We have experienced improvement in sales volumes, operating results, and cash flows in fiscal year 2005, resulting from the various initiatives described above. Based on the best information we have available today, we are cautiously optimistic that this trend will continue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our filings with the SEC.
      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The name, age, and positions held by each of our executive officers are provided in Part I, Item 1 “Business” above.
      Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders, to be held on September 13, 2005 (our “Proxy Statement”), is incorporated herein by reference.
      We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is filed as Exhibit 14 to this annual report on Form 10-K. The code of ethics is also published at our website at www.stratosinternational.com . We intend to record any amendment to, or waiver from, our code of ethics, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting on our website notification of such amendment or waiver.

Item 11.	Executive Compensation
      Information regarding executive compensation is included under the captions “Executive Compensation” and “Comparison of Stockholder Return” in our Proxy Statement for the Annual Meeting of Stockholders, to be held on September 13, 2005, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      Information regarding the security ownership of certain beneficial owners and management is included under the caption “Stock Ownership” in our Proxy Statement for the Annual Meeting of Stockholders, to be held on September 13, 2005, and is incorporated herein by reference. Information regarding equity compensation plans is included in Part II, Item 5 of this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is included under the caption “Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders, to be held on September 13, 2005, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information regarding principal accountant fees and services is included under the caption “Independent Accountants” in our Proxy Statement for the Annual Meeting of Stockholders, to be held on September 13, 2005, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      1. Financial Statements: See “Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
      2. Financial Statement Schedule: See Notes 2 and 3 to Consolidated Financial Statements, “Allowance for Doubtful Accounts” and “Inventories”, respectively in Part II, Item 8 of this Form 10-K.
      3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stratos International, Inc.

By:	/s/ Phillip A. Harris

Phillip A. Harris
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip A. Harris and Barry Hollingsworth, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, in any and all capacities, to sign one or more Annual Reports for Stratos’ fiscal year ended April 30, 2005 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Phillip A. Harris Phillip A. Harris	Director, President and CEO (Principal Executive Officer)	July 29, 2005

/s/ Barry Hollingsworth Barry Hollingsworth	Chief Financial Officer (Principal Financial Officer)	July 29, 2005

/s/ Reginald W. Barrett Reginald W. Barrett	Chairman of the Board	July 29, 2005

Signature	Title	Date

/s/ Charles Daniel Nelsen Charles Daniel Nelsen	Director	July 29, 2005

/s/ Edward J. O’Connell Edward J. O’Connell	Director	July 29, 2005

/s/ David Y. Howe David Y. Howe	Director	July 29, 2005

/s/ Newell V. Starks Newell V. Starks	Director	July 29, 2005

STRATOS INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)
3.1	Restated Certificate of Incorporation of Registrant*
3.2	Bylaws of Registrant*
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 filed herewith)
3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 filed herewith)
4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)
4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/A, filed August 7, 2003)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (incorporated by reference to Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed February 15, 2002)
10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)
10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed April 12, 2002)
10.6	Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.7	Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

Exhibit
Number	Description of Document

10.8	Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.9	Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.15 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.12	Amendment to Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.13	Amendment to Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.14	Amendment to Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.15	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.16	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.17	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.17 on Form 10-K/A filed on August 30, 2004)
10.18	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.18 on Form 10-K/A filed on August 30, 2004)
10.19	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.19 on Form 10-K/A filed on August 30, 2004)
10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)
10.21	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)
10.22	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan***
10.23	Form of the Restricted Stock Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan***
10.24	Summary Schedule of Non-Management Director Fees***
10.25	Summary Schedule of Officer Compensation***
10.26	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)
10.27	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)
10.28	Amendment to Management Retention Agreement between the Registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)
14	Stratos International, Inc. Code of Business Conduct and Ethics (posted on registrant’s website at www.stratosinternational.com)

Exhibit
Number	Description of Document

21	List of Subsidiaries*
23	Consent of Ernst & Young LLP*
24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†
32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†	Furnished as exhibit to this annual report on Form 10-K.