Form 10-Q
period 2005-07-31
STRATOS INTERNATIONAL INC
filed 2005-09-13
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 I
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
As of September 12, 2005, there were 14,582,650 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements.
STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	April 30,
	2005	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,633	$13,276
Short-term investments	23,947	18,552
Accounts receivable, less allowance ($587and $548)	12,654	12,926
Inventories
Finished products	2,438	2,341
Work in process	795	955
Materials	11,658	12,678

	14,891	15,974
Refundable income taxes	3,803	4,267
Prepaid expenses and other current assets	1,071	6,139

Total current assets	66,999	71,134

Other assets
Goodwill and other indefinite-lived assets	6,110	6,110
Intangible and other assets, net of amortization	13,130	13,462
Assets held for sale	2,902	2,936

	22,142	22,508

Property, plant and equipment	89,311	89,880
Less allowance for depreciation	69,166	68,542

	20,145	21,338

Total assets	$109,286	$114,980

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,019	$6,987
Other current liabilities	8,561	11,259
Current portion of long term-debt	442	815

Total current liabilities	14,022	19,061

Deferred income taxes	446	446
Series B redeemable preferred stock	5,000	5,000

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 5,000,000 shares; issued and outstanding 50,000 shares of Series B redeemable preferred stock at July 31, 2005 and April 30, 2005.	—	—
Common stock, $0.01 par value: Authorized 100,000,000 shares; issued and outstanding 14,580,123, and 14,559,348 shares at July 31, 2005 and April 30, 2005, respectively	146	146
Cost of shares in treasury	(259)	(259)
Additional paid-in capital	320,468	320,410
Accumulated deficit	(227,466)	(226,290)
Unearned compensation	(3,302)	(3,505)
Accumulated other comprehensive income (loss)	231	(29)

Total shareholders’ equity	89,818	90,473

Total liabilities and shareholders’ equity	$109,286	$114,980

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	July 31,
	2005	2004
Revenues:
Net sales	$20,480	$21,023
License fees and royalties	144	220

Total revenues	20,624	21,243

Cost of revenues	12,453	13,814

Gross profit	8,171	7,429

Operating expenses:
Research and development	2,004	2,406
Sales and marketing	2,547	2,809
General and administrative	4,304	5,180
Litigation settlements, net	—	(2,563)

Total operating expenses	8,855	7,832

Loss from operations	(684)	(403)
Investment income, net	252	64
Other expenses	(647)	(54)

Loss before income taxes	(1,079)	(393)
Income tax provision	(9)	—

Net loss	(1,088)	(393)
Preferred stock dividend requirements	(87)	(87)

Net loss attributable to common shareholders	$(1,175)	$(480)

Per share data, basic and diluted:
Net loss	$(0.08)	$(0.03)
Preferred stock dividend requirements	(0.01)	(0.01)

Net loss attributable to common shareholders	$(0.09)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	13,894	13,534

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	July 31,
	2005	2004
Operating activities:
Net loss	$(1,088)	$(393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	1,461	1,397
Provision for amortization of intangible assets	346	407
Provision for amortization of unearned compensation	203	155
Provision for losses on accounts receivable	39	—
Provison for obsolete and overstock inventory	597	115
Change in operating assets and liabilities:
Accounts receivable	233	(815)
Inventories	486	(749)
Prepaid assets and other expenses	5,519	148
Accounts payable and accrued expenses	(4,667)	(318)

Net cash provided by (used in) operating activities	3,129	(53)

Investing activities:
Purchases of property, plant and equipment	(424)	(209)
Purchases of short-term investments	(8,395)	—
Sales of short-term investments	3,000	2,192
Proceeds from sale of assets	46	1,450

Net cash (used in) provided by investing activities	(5,773)	3,433

Financing activities:
Repayments on long-term borrowings	(373)	(795)
Dividends on preferred stock	(87)	(87)
Net proceeds from exercise of stock options	57	95

Net cash used in financing activities	(403)	(787)

Effect of exchange rates on cash	404	—

Net increase (decrease) in cash and cash equivalents	(2,643)	2,593
Cash and cash equivalents at beginning of period	13,276	15,501

Cash and cash equivalents at end of period	$10,633	$18,094

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	July 31,
	2005	2004

Net loss	$(1,088)	$(393)
Other comprehensive income (loss):
Foreign currency translation adjustments	404	—

Comprehensive loss	$(684)	$(393)

     See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
1.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Certain amounts in prior periods have been reclassified to confirm to the current period presentation.
2.	Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. Stratos is required to adopt SFAS No. 123(R) at the beginning of fiscal 2007. We anticipate that we will adopt the prospective method of transition under the statement. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. We have not presently determined the effect of the adoption of the statement on our consolidated financial statements.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher costs in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot presently determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
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

	Three Months Ended
	July 31,
	2005	2004

Net loss attributable to common shareholders, as reported	$(1,175)	$(480)
Add: Total stock based compensation recognized under intrinsic method for all awards	203	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(292)	(270)

Pro forma net loss attributable to common shareholders	$(1,264)	$(750)

Reported basic and diluted net loss per share attributable to common shareholders	$(0.09)	$(0.04)
Pro forma basic and diluted net loss per share attributable to common shareholders	$(0.09)	$(0.06)
     No stock options were issued during the three months ended July 31, 2005 and 2004.
4.	Loss Per Share

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)

	Three Months Ended
	July 31,
	2005	2004
Net loss attributable to common shareholders	$(1,175)	$(480)

Weighted average number of shares outstanding, basic and diluted	13,894	13,534

Basic and diluted loss per share	$(0.09)	$(0.04)

     The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of diluted weighted average shares outstanding because their effect would be antidilutive.
5.	Intangible Assets
     Amortizable intangible assets were comprised of the following:

	July 31, 2005			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Customer relationships	$10,800	$(1,530)	$9,270	$10,800	$(1,296)	$9,504	12.50 years
Patents and related technology	4,480	(1,028)	3,452	4,466	(951)	3,515	14.25 years
Developed software	700	(292)	408	700	(257)	443	5.00 years

Total amortized intangible assets	$15,980	$(2,850)	$13,130	$15,966	$(2,504)	$13,462

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter

Amortization amount	$(1,311)	$(1,311)	$(1,311)	$(1,194)	$(1,171)	$(7,536)

     Amortization for intangible assets was $0.3 million, and $0.4 million for the three months ended July 31, 2005 and 2004, respectively.
6.	Assets Held For Sale
     Assets held for sale at July 31, 2005 are comprised of real property and machinery and equipment that are no longer in use. We are actively marketing those assets for sale, and we

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
expect to sell those assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale. During the three month period in fiscal 2005 we received $1.4 million in cash for the sale of assets held for sale.
7.	Restructuring Charges
     During prior fiscal years, we recorded restructuring charges related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory write downs, charges for goodwill and fixed asset impairment, personnel expenses, lease expenses for limited-use facilities, and legal costs related to the restructuring of operations.
     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2006	Utilized through	Balance
	April 30, 2005	Charges	July 31, 2005	July 31, 2005

Employee costs	$277	$—	$(35)	$242
Idle facility rental	1799	—	(233)	1566

Total	$2,076	$—	$(268)	$1,808

8.	Income Taxes
     Through July 31, 2005, we recorded a valuation allowance of $79.8 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
     We have net operating loss carryforwards of approximately $174.0 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2025.
9.	Long-Term Debt
     The current portion of long-term debt consists of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002. At July 31, 2005, the remaining principal payments totaling $0.4 million are considered current because such payments are due within one year of the

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
balance sheet date. The note is supported by a letter of credit in the amount of $0.9 million that expires on October 31, 2005.
10.	Other Current Liabilities
     Other current liabilities consist of accrued expenses, and are detailed as follows:

	July 31,	April 30,
Other Current Liabilities	2005	2005

Employee costs	$2,860	$2,598
Legal fees, litigation and claims	1,847	4,352
Rent for limited-use facilities	1,566	1,799
Commissions	935	1,037
Real estate and other taxes	587	386
Other	497	663
Inventory received, not vouchered	269	424

Total	$8,561	$11,259

11.	Litigation
     From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.
     Stratos and certain of our former directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our former directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our former directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
     In 2003, we agreed to a Memorandum and Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the former officers and directors, and our liability insurers. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our former officers and directors, and Stratos will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs filed with the court a motion for preliminary approval of the settlement, which, when granted, would lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos, filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, subject to certain changes to the bar order to be included as part of the settlement and to the notice to the class, and the Court recently approved the revisions made to the settlement and the notice pursuant to its prior order. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at the final fairness hearing, which the Court has scheduled for April 24, 2006.
     In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business, and thereby making it impossible for Tsunami to achieve the targets required to receive any earn-out payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
     In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs filed a timely notice of appeal of the trial court’s judgment in Stratos’ favor on plaintiffs’ claims for breach of contract and rescission, and of the trial court’s earlier dismissal of plaintiffs’ other claims including federal securities fraud claims. Stratos did

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2005
(all amounts in thousands, except share and per share data)
not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. In August 2005, the plaintiffs agreed to dismiss their appeal. A stipulation of dismissal was filed with the appellate court on August 31, 2005. The court granted the stipulation to dismiss the appeal with prejudice on September 7, 2005.
     In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell sought unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. In June 2005 the court determined that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company has filed an appeal of the ruling.
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
Results of Operations
Three Months Ended July 31, 2005 and 2004
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2005		2004		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$20,480	99.3%	$21,023	99.0%	$(543)	(2.6%)
License fees and royalties	144	0.7%	220	1.0%	(76)	(34.5%)

Total revenues	20,624	100.0%	21,243	100.0%	(619)	(2.9%)

Costs of revenues	12,453	60.4%	13,814	65.0%	(1,361)	(9.9%)

Gross profit	8,171	39.6%	7,429	35.0%	742	10.0%

Operating expenses:
Research and development	2,004	9.7%	2,406	11.3%	(402)	(16.7%)
Sales and marketing	2,547	12.3%	2,809	13.2%	(262)	(9.3%)
General and administrative	4,304	20.9%	5,180	24.4%	(876)	(16.9%)
Litigation settlements, net	—	0.0%	(2,563)	(12.1%)	2,563	(100.0%)

Total operating expenses	8,855	42.9%	7,832	36.9%	1,023	13.1%

Loss from operations	(684)	(3.3%)	(403)	(1.9%)	(281)	69.7%

Investment income, net	252	1.2%	64	0.3%	188	293.8%
Other expense	(647)	(3.1%)	(54)	(0.3%)	(593)	1098.1%

Loss before income taxes	(1,079)	(5.2%)	(393)	(1.9%)	(686)	174.6%
Provision for income taxes	(9)	(0.0%)	—	0.0%	(9)	0.0%

Net loss	$(1,088)	(5.3%)	$(393)	(1.9%)	$(695)	176.8%

     Net Sales: Net sales for the three months ended July 31, 2005 decreased to $20.5 million from $21.0 million in the comparable period last year. This $0.5 million net decrease was a result of a decrease of $2.8 million in net sales into the telecom/metro end market, a decrease of $0.1 million into other end markets, a $1.9 million increase in net sales into the data networking end market, a $0.3 million increase into the military/governmental end market and a $0.2 million increase in net sales into the storage /enterprise end market.
     License Fees and Royalties: Income from license fees and royalties decreased to $0.1 million in the three months ended July 31, 2005 from $0.2 million in the three months ended July 31, 2004. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog decreased to $10.4 million as of July 31, 2005 from $11.5 million as of April 30, 2005.
     Cost of Revenues and Gross Margins: Cost of revenues decreased to $12.5 million in the three months ended July 31, 2005 from $13.8 million in the three months ended July 31, 2004. Gross profit as a percentage of total revenues increased to 39.6% in the three months ended July 31, 2005 from 35.0% in the comparable prior year period. The increase in sales of higher profit margin products and the reduction in fixed overhead and other manufacturing costs as result of restructuring activities, both had a positive effect on the gross margin in the first quarter of fiscal 2006. The sales of $0.1 million of inventory that was previously considered excess and fully reserved and the resolution and reversal of accruals from prior periods, in the amount of $0.2 million also contributed to the increase in gross margin in the first quarter of fiscal 2006. An increase of $0.5 million in the charge for obsolete and slow moving inventory in fiscal 2006 (from $0.1 million in 2005 to $0.6 million in Q1 2006) offset in part these increases in gross margin.
     Research and Development: Research and development expenses decreased to $2.0 million in the three months ended July 31, 2005 from $2.4 million in the three months ended July 31, 2004. This decrease was primarily due to the reduction in costs of research and development facilities and personnel dedicated to research and development with a slight increase in material and overhead costs related to major product development.
     Research and Development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.
     Sales and Marketing: Sales and marketing expenses decreased to $2.5 million in the three months ended July 31, 2005 from $2.8 million for the three months ended July 31, 2004. This $0.3 million decrease was due to decreases of $0.2 million in sales and marketing salaries, fringe benefits, bonuses and commissions and $0.1 million in field sales operating costs supporting our sales.
     General and Administrative: General and administrative expenses decreased to $4.3 million in the three months ended July 31, 2005 from $5.2 million in the comparable period last year. The $0.9 million decrease was due to $0.5 million reduction in corporate salaries, fringe benefits and bonuses, a $0.1 million reduction for the resolution and reversal of prior period accruals and a $0.5 million reduction in legal fees for the settlement of litigation as described in litigation settlements below. These amounts were partially offset by a $0.2 million increase in general expenses.
     Litigation settlements, net: The litigation settlements of $2.6 million in fiscal year 2005 represent a lump sum license payment associated with the settlement of a patent infringement case.
     Investment income, net: Investment income increased to $0.3 million in the quarter ended July 31, 2005 from $0.1 million in the comparable period last year. Investment income consists of earnings on the short-term investments of excess cash balances. Increases in the three months ended July 31, 2005 reflect increased interest rates during the period.
     Other expenses: Other expenses in the three months ended July 31, 2005 and 2004 principally represents unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom. In addition, in the three months ended July 31, 2005 we recorded $0.2 million relating to the resolution and reversal of a prior period accrual partially offset by the recognition of a $0.1 million accrual, previously contested by Stratos, for the liability related to a prior period.

     Income Taxes: Through April 30, 2005 we had recorded a valuation allowance of $79.4 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during the three months just ended, and an additional valuation allowance of $0.4 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal year 2006.
Liquidity and Capital Resources
     Net cash provided by operating activities totaled $3.1 million for the three months ended July 31, 2005. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of $1.8 million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. In addition, the net cash provided by operations was adversely affected by the decrease in accounts payable and accrued expenses offset partially by positive earnings before depreciation and amortization and the decrease in the levels of accounts receivable and inventory.
     Net cash used in operating activities totaled $0.1 million for the three months ended July 31, 2004. The use of cash in operating activities resulted primarily from a net loss, the decrease of accounts payable and accrued expenses, increase in accounts receivable and inventories, offset in part by decreases in prepaid expenses.
     We operate in markets that have experienced a severe economic downturn several years ago and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales outstanding in accounts receivable was 56 days at July 31, 2005 compared to 58 days at April 30, 2005.
     Net cash used in investing activities totaled $5.8 million in the three months ended July 31, 2005, including a $5.4 million net increase in short-term investments and $0.4 million for the purchase of equipment. In the three months ended July 31, 2004, net cash provided by investing activities totaled $3.4 million, including $1.4 million of proceeds from the sale of assets held for sale and a $2.2 million decrease in short-term investments, offset by $0.2 million for the purchase of equipment.
     Net cash used in financing activities was $0.4 million in the three months ended July 31, 2005. This amount consisted of a $0.4 million repayment of borrowings and $0.1 million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options. In the three months ended July 31, 2004, net cash used in financing activities was $0.8 million, including a $0.8 million repayment on borrowings, and $0.1 million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options.
     As of July 31, 2005, our principal source of liquidity was approximately $34.6 million in cash, cash equivalents and short-term investments.

     We have implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs. However, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing or reducing costs and operating expenses if we are to achieve profitability. If our efforts to increase our revenues and contain or reduce our costs are not successful, we will continue to incur net losses. We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface, which are solved by our products. We believe that these products, when combined with superior customer service, do provide the potential for improving gross margins and cash flows.
     Accordingly, we are examining the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way with new products. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We believe we are moving forward to create a customer-responsive organization that executes as demanded to supply innovative high quality products that are useful to our customers’ needs. There is no assurance that these efforts will be successful.
     Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our cash commitments are (i) the repayment of the current portion of our long-term debt in the amount of approximately $0.4 million during the coming year and (ii) the payment of cumulative cash dividends on the Series B Preferred Stock in the amount of approximately $0.4 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the Series B Preferred Stock becomes redeemable for an aggregate of $5.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock.
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
     Our significant accounting policies are described in our Form 10-K for the year ended April 30, 2005. There have been no significant changes to those accounting policies subsequent to that filing.
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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our filings with the SEC.
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.
     Stratos and certain of our former directors and executive officers have been named as defendants in purported class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 25, 2001, is captioned Kucera v. Stratos Lightwave, Inc. et al. No. 01 CV 6821. Three other similar lawsuits have also been filed against Stratos and certain of our former directors and executive officers. The complaints also name as defendants the underwriters for Stratos’ initial public offering. The complaints are substantially identical to numerous other complaints filed against other companies that went public during the time of Stratos’ IPO. The complaints generally allege, among other things, that the registration statement and prospectus from our June 26, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints charge Stratos and several of our former directors and executive officers with violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and/or Section 10(b) and Section 20(a) to the Security Exchange Act of 1934, as amended. The complaints also allege claims solely against the underwriting defendants under Section 12(a)(2) of the Securities Act of 1933, as amended.
     In 2003, we agreed to a Memorandum and Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the former officers and directors, and our liability insurers. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our former officers and directors, and Stratos will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs filed with the court a motion for preliminary approval of the settlement, which, when granted, would lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos, filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, subject to certain changes to the bar order to be included as part of the settlement and to the notice to the class, and the Court recently approved the revisions made to the settlement and the notice pursuant to its prior order. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement heard at the final fairness hearing, which the Court has scheduled for April 24, 2006.

     In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary, firing the Tsunami executives that were necessary to operate the business, and thereby making it impossible for Tsunami to achieve the targets required to receive any earn-out payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
     In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. The damages sought for the plaintiffs’ two remaining claims (breach of contract and rescission) remained unchanged at $38 million. A trial of this action was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs filed a timely notice of appeal of the trial court’s judgment in Stratos’ favor on plaintiffs’ claims for breach of contract and rescission, and of the trial court’s earlier dismissal of plaintiffs’ other claims including federal securities fraud claims. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. In August 2005, the plaintiffs agreed to dismiss their appeal. A stipulation of dismissal was filed with the appellate court on August 31, 2005. The court granted the stipulation to dismiss the appeal with prejudice on September 7, 2005.
     In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell sought unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal does not seek damages from Stratos and Stratos disputes denial of the coverage. In June 2005 the court determined that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company has filed an appeal of the ruling.

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
Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 on Form 10-K filed July 29, 2005)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 on Form 10-K filed July 29, 2005)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 on Form 10-K filed July 29, 2005)

3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 on Form 10-K filed July 29, 2005)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol

Exhibit
Number	Description of Document
A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (incorporated by reference to Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed February 15, 2002)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed April 12, 2002)

10.6	Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.7	Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.15 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.8	Amendment to Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.9	Amendment to Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.10	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.11	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.12	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.17 on Form 10-K/A filed on August 30, 2004)

Exhibit
Number	Description of Document
10.13	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.18 on Form 10-K/A filed on August 30, 2004)

10.14	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.19 on Form 10-K/A filed on August 30, 2004)

10.15	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

10.16	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan ** (incorporated by reference to Exhibit 10.22 on Form 10-K filed on July 29, 2005)

10.17	Form of the Restricted Stock Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan ** (Incorporated by reference to Exhibit 10.23 on Form 10-K filed on July 29, 2005)

10.18	Summary Schedule of Non-Management Director Fees ** (Incorporated by reference to Exhibit 10.24 on Form 10-K filed on July 29, 2005)

10.19	Summary Schedule of Officer Compensation * **

10.20	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.21	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

99	Cautionary statements*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2005	Stratos International, Inc.
	By:	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer

By:	/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer