Form 10-Q
period 2005-10-31
STRATOS INTERNATIONAL INC
filed 2005-12-13
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 I
For the quarterly period ended October 31, 2005
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
     Yes ☐   No ☑
As of December 9, 2005, there were 14,613,623 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	April 30,
	2005	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,515	$13,276
Short-term investments	24,500	18,552
Accounts receivable, less allowance ($637 and $548)	11,261	12,926
Inventories
Finished products	3,175	2,341
Work in process	761	955
Materials	11,620	12,678

	15,556	15,974
Refundable income taxes	3,804	4,267
Prepaid expenses and other current assets	955	6,139

Total current assets	65,591	71,134

Other assets
Goodwill and other indefinite-lived assets	6,110	6,110
Intangible and other assets, net of amortization	12,760	13,462
Assets held for sale	2,868	2,936

	21,738	22,508

Property, plant and equipment	90,099	89,880
Less allowance for depreciation	71,078	68,542

	19,021	21,338

Total assets	$106,350	$114,980

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,579	$6,987
Other current liabilities	6,647	11,259
Current portion of long term-debt	—	815

Total current liabilities	11,226	19,061

Deferred income taxes	446	446
Series B redeemable preferred stock	5,000	5,000

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 5,000,000 shares; issued and outstanding 50,000 shares of Series B redeemable preferred stock at October 31, 2005 and April 30, 2005.	—	—
Common stock, $0.01 par value: Authorized 100,000,000 shares; issued and outstanding 14,612,884, and 14,559,348 shares at October 31, 2005 and April 30, 2005, respectively	146	146
Cost of shares in treasury	(259)	(259)
Additional paid-in capital	320,643	320,410
Accumulated deficit	(227,899)	(226,290)
Unearned compensation	(3,239)	(3,505)
Accumulated other comprehensive income (loss)	286	(29)

Total shareholders’ equity	89,678	90,473

Total liabilities and shareholders’ equity	$106,350	$114,980

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Net sales	$18,949	$18,181	$39,429	$39,204
License fees and royalties	65	29	209	249

Total revenues	19,014	18,210	39,638	39,453

Cost of revenues	12,262	12,439	24,715	26,253

Gross profit	6,752	5,771	14,923	13,200

Operating expenses:
Research and development	1,839	2,422	3,843	4,828
Sales and marketing	2,536	2,610	5,083	5,419
General and administrative	3,562	6,197	7,866	11,377
Restructuring and other charges	483	—	483	—
Litigation settlements, net	—	(1,463)	—	(4,026)

Total operating expenses	8,420	9,766	17,275	17,598

Loss from operations	(1,668)	(3,995)	(2,352)	(4,398)
Investment income, net	295	65	547	129
Other income (expense)	1,027	(69)	381	(123)

Loss before income taxes	(346)	(3,999)	(1,424)	(4,392)
Income tax provision	—	—	(9)	—

Net loss	(346)	(3,999)	(1,433)	(4,392)

Preferred stock dividend requirements	(88)	(88)	(175)	(175)

Net loss attributable to common shareholders	$(434)	$(4,087)	$(1,608)	$(4,567)

Per share data, basic and diluted:
Net loss attributable to common shareholders	$(0.03)	$(0.30)	$(0.12)	$(0.34)

Weighted average number of common shares outstanding
Basic and diluted	13,921	13,549	13,913	13,542

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	October 31,
	2005	2004
Operating activities:
Net loss	$(1,433)	$(4,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	2,910	2,959
Provision for amortization of intangible assets	692	684
Provision for amortization of unearned compensation	409	311
Provision for losses on accounts receivable	89	—
Provison for obsolete and overstock inventory	971	140
(Gain) loss on sales of assets	(34)	(22)
Change in operating assets and liabilities:
Accounts receivable	1,577	1,840
Inventories	(553)	(1,048)
Prepaid assets	(273)	(163)
Other assets	5,932	—
Accounts payable and accrued expenses	(7,022)	(632)

Net cash provided by (used in) operating activities	3,265	(323)

Investing activities:
Purchases of property, plant and equipment	(585)	(346)
Purchases of short-term investments	(12,895)	(3,747)
Sales of short-term investments	6,947	15,988
Proceeds from sale of assets	40	186
Proceeds from sale of assets held for sale	53	1,450

Net cash (used in) provided by investing activities	(6,440)	13,531

Financing activities:
Repayments on long-term borrowings	(815)	(1,265)
Dividends on preferred stock	(175)	(175)
Net proceeds from exercise of stock options	89	119

Net cash used in financing activities	(901)	(1,321)

Effect of exchange rates on cash	315	—

Net increase (decrease) in cash and cash equivalents	(3,761)	11,887
Cash and cash equivalents at beginning of period	13,276	15,501

Cash and cash equivalents at end of period	$9,515	$27,388

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Net loss	$(346)	$(3,999)	$(1,433)	$(4,392)
Other comprehensive income (loss):
Foreign currency translation adjustments	(89)	—	315	—

Comprehensive loss	$(435)	$(3,999)	$(1,118)	$(4,392)

     See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
     1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Certain amounts in prior periods have been reclassified to conform to the current period presentation.
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

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Net loss attributable to common shareholders, as reported	$(434)	$(4,087)	$(1,608)	$(4,567)
Add: Total stock based compensation recognized under intrinsic method for all awards	206	—	409	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(287)	(213)	(580)	(483)

Pro forma net loss attributable to common shareholders	$(515)	$(4,300)	$(1,779)	$(5,050)

Reported basic and diluted net loss per share attributable to common shareholders	$(0.03)	$(0.30)	$(0.12)	$(0.34)
Pro forma basic and diluted net loss per share attributable to common shareholders	$(0.04)	$(0.32)	$(0.13)	$(0.37)
Shares outstanding, basic and diluted	13,921	13,549	13,913	13,542
No stock options are issued during the six months ended October 31, 2005 and 2004.

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
     4. Loss Per Share

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net loss attributable to common shareholders	$(434)	$(4,087)	$(1,608)	$(4,567)

Weighted average number of shares outstanding, basic and diluted	13,921	13,549	13,913	13,542

Basic and diluted loss per share	$(0.03)	$(0.30)	$(0.12)	$(0.34)

The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of diluted weighted average shares outstanding because their effect would be antidilutive.
     5. Intangible Assets
     Amortizable intangible assets were comprised of the following:

	October 31, 2005			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Amortizable Intangible Assets
Customer relationships	$10,800	$(1,728)	$9,072	$10,800	$(1,296)	$9,504	12.50 years
Patents and related technology	4,466	(1,011)	$3,455	4,466	(951)	3,515	14.25 years
Developed software	700	(467)	233	700	(257)	443	3.00 years

Total amortized intangible assets	$15,966	$(3,206)	$12,760	$15,966	$(2,504)	$13,462

			Fiscal Year
	2006	2007	2008	2009	2010	Thereafter

Amortization amount	$(1,311)	$(1,311)	$(1,311)	$(1,194)	$(1,171)	$(7,536)

     Amortization for intangible assets was $0.4 million and $0.7 million for the three and six months ended October 31, 2005.

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
     6. Assets Held For Sale
     Assets held for sale at October 31, 2005 are comprised of real property and machinery and equipment that are no longer in use. We are actively marketing those assets for sale, and we expect to sell those assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale. During the six-month period in fiscal 2006 and fiscal 2005 we received $0.1 million and $1.4 million respectively in cash for the sale of assets held for sale.
     7. Restructuring Charges
     During the current and prior fiscal years, we recorded restructuring charges related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory write downs, charges for goodwill and fixed asset impairment, personnel expenses, lease expenses for limited-use facilities, and legal costs related to the restructuring of operations.
     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2006	Utilized through	Balance
	April 30, 2005	Charges	October 31, 2005	October 31, 2005

Employee costs	$277	$483	$(175)	$585
Idle facility rental	1,799	—	(442)	1,357

Total	$2,076	$483	$(617)	$1,942

     8. Income Taxes
     Through October 31, 2005, we have recorded a valuation allowance of $79.8 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
     We have net operating loss carryforwards of approximately $175.5 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2026.

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
     9. Long-Term Debt
     During the quarter ended October 31, 2005, the remaining principal balance of the Company’s debt ($0.4 million) was paid in full. The debt had consisted of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002. The note had previously been supported by a letter of credit that expired on October 31, 2005.
     10. Other Current Liabilities
     Other current liabilities consist of accrued expenses, and are detailed as follows:

	October 31,	April 30,
	2005	2005

Other Current Liabilities
Employee costs	$2,531	$2,598
Rent for limited-use facilities	1,357	1,799
Legal fees, litigation and claims	716	4,352
Other Current Liabilities	836	663
Commissions	639	1,037
Real estate and other taxes	296	386
Inventory received, not vouchered	272	424

Total	$6,647	$11,259

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

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
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

STRATOS INTERNATIONAL, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2005
(all amounts in thousands, except per share data)
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
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputes denial of the coverage. In June 2005 the court determined that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company filed an appeal of the ruling. In November 2005, the lawsuit was settled and, as part of the settlement, we will dismiss the lawsuit.
     During the first quarter of fiscal 2006, Stratos settled two patent infringement suits with Picolight, Inc. The cases were pending in the U.S. District Court for the District of Delaware and were dismissed with prejudice on June 10, 2005.
     During the first quarter of fiscal 2006, Stratos received a lump sum of $5.5 million from the settlement of litigation in fiscal 2003. The present value of this amount had been recorded as litigation settlements in the fiscal 2003 Consolidated Statement of Operations. In addition, Stratos paid $1.8 million in the first quarter of fiscal 2006 in settlement of two cases. This amount was recorded as litigation settlements in the fiscal 2005 Consolidated Statement of Operations.

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
Results of Operations
Three Months Ended October 31, 2005 and 2004
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	October 31,
	2005		2004		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$18,949	99.7%	$18,181	99.8%	$768	4.2%
License fees and royalties	65	0.3%	29	0.2%	36	124.1%

Total revenues	19,014	100.0%	18,210	100.0%	804	4.4%

Costs of revenues	12,262	64.5%	12,439	68.3%	(177)	(1.4%)

Gross profit	6,752	35.5%	5,771	31.7%	981	17.0%

Operating expenses:
Research and development	1,839	9.7%	2,422	13.3%	(583)	(24.1%)
Sales and marketing	2,536	13.3%	2,610	14.3%	(74)	(2.8%)
General and administrative	3,562	18.7%	6,197	34.0%	(2,635)	(42.5%)
Restructuring and other charges	483	2.5%	—	0.0%	483
Litigation settlements, net	—	0.0%	(1,463)	(8.0%)	1,463	(100.0%)

Total operating expenses	8,420	44.3%	9,766	53.6%	(1,346)	(13.8%)

Loss from operations	(1,668)	(8.8%)	(3,995)	(21.9%)	2,327	(58.2%)

Investment income, net	295	1.6%	65	0.4%	230	353.8%
Other income (expense)	1,027	5.4%	(69)	(0.4%)	1,096	(1588.4%)

Loss before income taxes	(346)	(1.8%)	(3,999)	(22.0%)	3,653	(91.3%)
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

Net loss	$(346)	(1.8%)	$(3,999)	(22.0%)	$3,653	(91.3%)

     Net Sales: Net sales for the second quarter of fiscal 2006 increased to $18.9 million from $18.2 million in the comparable period last year. Of the $0.8 million increase in the second quarter, $1.8 million was from an increase in net sales to the data networking end market, $0.5 million from an increase to the telecom/metro end market and $0.4 million was from an increase in net sales to the storage/enterprise end market. These increases were offset in part by a $0.9 million decrease in net sales to the military/government end market and a $1.1 million decrease in net sales to other end markets.
     License Fees and Royalties: License fees increased to $65,000 in the three months ended October 31, 2005 from $29,000 in the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $12.8 million as of October 31, 2005 from $11.5 million as of April 30, 2005.
     Cost of Revenues and Gross Margins: Cost of sales decreased to $12.3 million in the three months ended October 31, 2005 from $12.4 million in the three months ended October 31, 2004. Gross margin as a percentage of total revenues increased to 35.5% in the three months ended October 31, 2005 from 31.7% in the three months ended October 31, 2004. The increase in sales of higher profit margin products and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities, both had a positive effect on the gross margin in the quarter ended October 31, 2005. Sales of $0.2 million in inventory that was previously considered excess and fully reserved also contributed to the increase in gross margin in the second quarter of fiscal 2006. An increase of $0.3 million in the provision for obsolete and slow moving inventory in the quarter ended October 31, 2005 over the prior year offset, in part, these increases in gross margins.
     Research and Development. Research and development expenses decreased to $1.8 million in the three months ended October 31, 2005 from $2.4 million in the three months ended October 31, 2004. The decrease was due to the reduction in costs of personnel dedicated to research and development, the cost of research and development facilities and the material and overhead costs related to major product development.
     Research and development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.
     Sales and Marketing. Sales and marketing expenses decreased to $2.5 million in the three months ended October 31, 2005 from $2.6 million for the three months ended October 31, 2004. The $0.1 million decrease was due to a $0.4 million decrease in sales and marketing salaries, fringe benefits and bonuses offset in part by a $0.3 million increase in field sales operating costs supporting our sales.
     General and Administrative. General and administrative expenses decreased to $3.6 million in the three months ended October 31, 2005 from $6.2 million in the comparable period last year. The $2.6 million decrease was due to a reduction of $1.5 million in general expenses and a $1.1 million reduction in corporate salaries, fringe benefits and bonuses.
     Restructuring and Other Charges. During the three months ended October 31, 2005, we recorded restructuring and other charges related to the consolidation and elimination of various activities, which represented personnel severance expenses.
     Litigation settlements, net: The litigation settlements of $1.5 million in the three months ended October 31, 2004 represent a lump sum license payment received associated with the settlement of a patent infringement case.
     Investment income, net: Investment income, net of investment expense, increased to $0.3 million in the three months ended October 31, 2005 from $0.1 million in the three months ended October 31, 2004. Investment income consists of earnings on the short-term investment of excess cash balances. The increase of this income in the three months ended October 31, 2005 reflects higher prevailing interest rates during the period and an increase in liquidity available for investment.
     Other income (expense): Other income of $1.0 million in the three months ended October 31, 2005 consists of $0.6 million relating to the resolution and reversal of prior period accruals, $0.2 million of unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom and $0.2 million of other non-operating income.

     Income Taxes: The Company has recorded a valuation allowance of $79.8 million against deferred income tax assets primarily associated with tax loss carry forwards through October 31, 2005. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
Six Months Ended October 31, 2005 and 2004

	Six Months Ended
	October 31,
	2005		2004		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$39,429	99.5%	$39,204	99.4%	$225	0.6%
License fees and royalties	209	0.5%	249	0.6%	(40)	(16.1%)

Total revenues	39,638	100.0%	39,453	100.0%	185	0.5%

Costs of revenues	24,715	62.4%	26,253	66.5%	(1,538)	(5.9%)

Gross profit	14,923	37.6%	13,200	33.5%	1,723	13.1%

Operating expenses:
Research and development	3,843	9.7%	4,828	12.2%	(985)	(20.4%)
Sales and marketing	5,083	12.8%	5,419	13.7%	(336)	(6.2%)
General and administrative	7,866	19.8%	11,377	28.8%	(3,511)	(30.9%)
Restructuring and other charges	483	1.2%	—	0.0%	483
Litigation settlements, net	—	0.0%	(4,026)	(10.2%)	4,026	(100.0%)

Total operating expenses	17,275	43.6%	17,598	44.6%	(323)	(1.8%)

Loss from operations	(2,352)	(5.9%)	(4,398)	(11.1%)	2,046	(46.5%)

Investment income, net	547	1.4%	129	0.3%	418	324.0%
Other income (expense)	381	1.0%	(123)	(0.3%)	504	(409.8%)

Loss before income taxes	(1,424)	(3.6%)	(4,392)	(11.1%)	2,968	(67.6%)
Provision for income taxes	(9)	(0.0%)	—	0.0%	(9)	0.0%

Net loss	$(1,433)	(3.6%)	$(4,392)	(11.1%)	$2,959	(67.4%)

     Net sales: Net sales for the six months ended October 31, 2005 increased to $39.4 million from $39.2 in the comparable period last year. The increase in sales was due to an increase of $3.7 million in net sales to the data networking end market and an increase of $0.6 million in net sales to the storage/enterprise end market. These increases were partially offset by a $2.4 million decrease in net sales to the telecom/metro end market, a $0.6 million decrease in net sales to the military/governmental end market and a $1.1 million decrease in net sales to other end markets. Our total sales order backlog increased to $12.8 million as of October 31, 2005 from $11.5 million as of April 30, 2005.

     License Fees and Royalties. License fees remained constant at $0.2 million in the six months ended October 31, 2005 in relation to the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Cost of Sales and Gross Margins. Gross profit increased to $14.9 million for the six months ended October 31, 2005 from $13.2 million in the comparable period last year. Gross margin as a percent of total revenues increased to 37.6% in the six months ended October 31, 2005 from 33.5% in the six months ended October 31, 2004. Both the increase in sales of higher profit margin products and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities, had a positive effect on the gross margin in the six months ended October 31, 2005. Sales of $0.3 million in inventory that was previously considered excess and fully reserved also contributed to the increase in gross margin in the first six months of fiscal 2006. An increase of $0.8 million in the provision for obsolete and slow moving inventory in the six months ended October 31, 2005 over the prior year offset in part, these increases in gross margins.
     Research and Development. Research and development expenses decreased to $3.8 million in the six months ended October 31, 2005 from $4.8 million in the comparable period last year. The decrease was due to the reduction in costs of personnel dedicated to research and development, the cost of research and development facilities and the material and overhead costs related to major product development.
     Research and development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.
     Sales and Marketing. Sales and marketing expenses decreased to $5.1 million in the six months ended October 31, 2005 from $5.4 million for the six months ended October 31, 2004. The $0.3 million decrease was due to a $0.4 million decrease in sales and marketing salaries, fringe benefits and bonuses, offset in part by a $0.1 million increase in field sales operating costs supporting our sales.
     General and Administrative. General and administrative expenses decreased to $7.9 million in the six months ended October 31, 2005 from $11.4 million in the comparable period last year. The $3.5 million decrease was due to a $1.6 million reduction in corporate salaries, fringe benefits and bonuses and a reduction of $1.9 million in general expenses.
     Restructuring and Other Charges. During the six months ended October 31, 2005, we recorded restructuring and other charges related to the consolidation and elimination of various activities, which represented personnel severance expenses.
     Litigation settlements, net: The litigation settlements of $4.0 million in the six months ended October 31, 2004 represent lump sum license payments received associated with the settlement of several patent infringement cases.
     Investment Income, net. Investment income net of investment expense, increased to $0.5 million in the six months ended October 31, 2005 from $0.1 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances. The increase in the six months ended October 31, 2005 reflects higher prevailing interest rates during the period and an increase in liquidity available for investment.
     Other income: Other income of $0.4 million in the six months ended October 31, 2005 principally consists of $0.8 million relating to the resolution and reversal of prior period accruals, $0.3 million of other non-operating income offset partially by $0.7 million of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom.
     Income Taxes. The Company has recorded a valuation allowance of $79.8 million against deferred income tax assets primarily associated with tax loss carry forwards through October 31, 2005. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
Liquidity and Capital Resources
          Net cash provided by operating activities totaled $3.3 million for the six months ended October 31, 2005. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of $1.8 million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. In addition, the net cash provided by operations was adversely affected by the decrease in accounts payable and accrued expenses offset partially by positive earnings before depreciation and amortization and the decrease in the levels of accounts receivable and inventory.
          Net cash used in operating activities totaled $0.3 million for the six months ended October 31, 2004. The use of cash in operating activities resulted primarily from a net loss, the decrease of accounts payable and accrued expenses, and an increase in inventory, offset in part by a decrease in accounts receivable.
     We operate in markets that have experienced a severe economic downturn during the past several years and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales in accounts receivable was 53 days at October 31, 2005 compared to 58 days at April 30, 2005.
     Net cash used in investing activities totaled $6.4 million in the six months ended October 31, 2005, including a $5.9 million net increase in short-term investments and $0.6 million for the purchase of equipment. Net cash from investing activities totaled $13.5 million in the six months ended October 31, 2004, including a $12.2 million decrease in short-term investments, $0.2 million in proceeds from the sale of fixed assets and $1.4 million of proceeds from the sale of assets held for sale, offset by $0.3 million for the purchase of equipment and facilities.
     Net cash used in financing activities was $0.9 million in the six months ended October 31, 2005. This amount consisted of a $0.8 million repayment of borrowings and $0.2 million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options. In the six months ended October 31, 2004, net cash used in financing activities was $1.3 million, including a $1.3 million repayment on borrowings, and $0.2 million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options.
     As of October 31, 2005, our principal source of liquidity was approximately $34.0 million in cash, cash equivalents and short-term investments.
     We have implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs. However, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing or reducing costs and operating expenses if we are to achieve and maintain profitability. If our efforts to increase our revenues and contain or reduce our costs are not successful, we will continue to incur net losses. We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface, which are solved by our products. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.
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
          Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our only cash commitment is the payment of cumulative cash dividends on the Series B Preferred Stock in the amount of approximately $0.4 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the Series B Preferred Stock becomes redeemable for an aggregate of $5.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock.
          We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, and the Series B Preferred Stock dividend.

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
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment was filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputes denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company filed an appeal of the ruling. In November 2005, the lawsuit was settled and as part of the settlement, we will dismiss the lawsuit.

     During the first quarter of fiscal 2006, Stratos settled two patent infringement suits with Picolight, Inc. The cases were pending in the U.S. District Court for the District of Delaware and were dismissed with prejudice on June 10, 2005.
     During the first quarter of fiscal 2006, Stratos received a lump sum of $5.5 million from the settlement of litigation in fiscal 2003. The present value of this amount had been recorded as litigation settlements in the fiscal 2003 Consolidated Statement of Operations. In addition, Stratos paid $1.8 million in the first quarter of fiscal 2006 in settlement of two cases. This amount has been recorded as litigation settlements in the fiscal 2005 Consolidated Statement of Operations.
Item 1A. Risk Factors
Risks Relating to Our Business
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
Our subsystems and components are used primarily in military, video broadcast, industrial, enterprise, metropolitan area, wide area and telecommunication networks. These markets are all subject to different drivers, which are changing and, as a result it is difficult to predict their potential size, price elasticity, or future growth rate. In addition, there is uncertainty as to the extent to which communications technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of communications technologies. If these markets do not grow, or if the use of communications technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.

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
The markets for our products and technologies are characterized by technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technologies on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventories relating to existing products.
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
Typically, our products comprise only a part of an entire networking system and must comply with evolving industry standards in order to gain market acceptance. In many cases, we introduce a product before an industry standard has become widely accepted and we depend on the companies that provide other components to support industry standards as they evolve. Because industry standards do not exist in some cases at the time we are developing new products, we may develop products that do not comply with the eventual industry standard. If this occurs, we would need to redesign our products to comply with adopted industry standards. In addition, if alternative technologies were adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. If we are required to redesign our products, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. If we are not successful in redesigning our products or developing new products to meet new standards or any other standard that may emerge, our net sales will decline.
We are also dependent on sales to the military/aerospace industry, including U.S. and foreign government entities.
Approximately 35.2% of our sales for the six months ended October 31, 2005 came from direct and indirect sales to the military/aerospace industry, which is heavily dependent on sales to U.S. and foreign government entities, either directly through contracts with such entities or indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for them. A significant decline in U.S. and foreign government expenditures could have a material adverse effect on our sales.
Our sales cycle runs from our customers’ initial design to production for commercial sale. This cycle is long and unpredictable and may cause our net sales to decline or our operating expenses to increase.
Because of the length of our sales cycles, our ability to accurately predict the timing of our sales is limited. As a result, if sales forecasts from specific customers are not realized, we may be unable to compensate for the sales shortfall and our net sales may decline. The period of time between our initial contact with a customer and the receipt of a purchase order may span over a year or more, and varies by product and customer. During this time, customers may perform, or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before committing to purchase our products, including ability to interoperate with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while our potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or may only sell small amounts of our products to these potential customers. Consequently, if new sales do not result from our efforts to qualify our products, our operating expenses will increase.
Our customers may cease purchasing our products at any time and may cancel or defer purchases on short notice, which may cause our net sales to decline or increase our operating expenses.
We generally do not have long-term supply contracts with our customers. Sales are typically made pursuant to individual purchase orders, often with short lead times, that may be canceled or deferred by customers on short notice without significant penalty. Our customers base their orders for our products on the forecasted sales and manufacturing schedules for their own products. Our customers have in the past significantly accelerated, canceled or delayed orders for our products in response to unanticipated changes in the manufacturing schedules for their own products, and will likely do so again in the future.
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
We anticipate that more companies, including some of our customers, may enter the markets for our products. We may not be able to compete successfully against either current or future competitors. Competitive pressures, combined with weakening demand, may result in further price reductions, lower margins and loss of market share. In addition, some of our current and potential customers are attempting to integrate their operations by producing their own subsystems or components or acquiring one or more of our competitors, which may eliminate the need to purchase our products. Furthermore, larger companies in other related industries are developing and acquiring technologies and applying their significant resources, including their distribution channels and brand name recognition, in an effort to capture significant market share. While this trend has not historically impacted our competitive position, it may result in future decreases in our net sales.
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
A significant portion of our sales is generated from customers located outside the United States, principally in Europe. We also operate a manufacturing facility in the United Kingdom. Sales to customers located outside of the United States were approximately 29.2% of our net sales during the six months ending October 31, 2005 and approximately 25.9% of our net sales during the six months ended October 31, 2004. Our international operations are subject to a number of risks and uncertainties, including:
•	Difficulties in managing operations in different locations

•	Changes in foreign currency rates

•	Longer accounts receivable collection cycles

•	Difficulties associated with enforcing agreements through foreign legal systems

•	Seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe

•	Trade protection measures and import and export licensing requirements

•	Changes in a specific country’s or region’s political or economic conditions

•	Potentially adverse tax consequences

•	The potential difficulty in enforcing intellectual property rights in some foreign countries

•	Acts of terrorism directed against the United States or U.S. affiliated targets
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
Our restated certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include the authority of our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some shareholders. In addition, we have adopted a stockholder rights plan designed to protect Stratos and its shareholders from unfair or coercive takeover tactics.

Item 4. Submission of Matters to Vote of Security Holders
Our annual meeting of shareholders was held on September 13, 2005. At this meeting, the Company solicited the vote of shareholders on the proposals set forth below and received for each proposal the votes indicated below:
Each proposal was adopted by the margin indicated:
PROPOSAL 1 — ELECTION OF DIRECTORS
The following Directors were elected, in each case, to serve until the annual meeting following Stratos’ April 30, 2005 year-end.

	Votes For	Authority withheld
Reginald W. Barrett	11,323,484	1,763,952
Kenne P. Bristol	12,270,650	816,786
Phillip A. Harris	12,286,109	801,327
David Y. Howe	10,218,549	2,868,887
Charles Daniel Nelsen	12,285,250	802,186
Edward J. O’Connell	11,325,551	1,761,885
Newell V. Starks	11,155,371	1,932,065
PROPOSAL 2 — APPROVAL OF AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION TO REDUCE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 100,000,000 TO 20,000,000:

For:	13,037,758	Against:	43,585
Abstain:	6,093	Broker Non-Votes:	N/A
PROPOSAL 3 — APPROVAL OF AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION TO REDUCE THE NUMBER OF AUTHORIZED SHARES OF PREFERRED STOCK FROM 5,000,000 TO 1,000,000:

For:	13,039,985	Against:	41,234
Abstain:	6,217	Broker Non-Votes:	N/A
PROPOSAL 4 — APPROVAL OF AMENDMENT TO STRATOS LIGHTWAVE, INC. 2003 STOCK PLAN TO INCREASE THE NUMBER OF SHARES RESERVED FOR ISSUANCE UNDER THE PLAN BY 1,330,000 SHARES:

For:	5,082,902	Against:	3,343,228
Abstain:	9,941	Broker Non-Votes:	4,651,365
Item 6. Exhibits.
     Exhibit

Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 on Form 10-K filed July 29, 2005)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 on Form 10-K filed July 29, 2005)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 10-K filed July 29, 2005)

3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.14 on Form 10-K filed July 29, 2005)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

Number	Description of Document
10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (incorporated by reference to Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed February 15, 2002)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed April 12, 2002)

10.6	Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.7	Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.15 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.8	Amendment to Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.9	Amendment to Stratos Lightwave, Inc. Severance Plan** (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.10	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.11	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.12	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.17 on Form 10-K/A filed on August 30, 2004)

10.13	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.18 on Form 10-K/A filed on August 30, 2004)

10.14	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.19 on Form 10-K/A filed on August 30, 2004)

10.15	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

10.16	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan ** (incorporated by reference to Exhibit 10.22 on Form 10-K filed on July 29, 2005)

Number	Description of Document
10.17	Summary Schedule of Non-Management Director Fees ** (Incorporated by reference to Exhibit 10.24 on Form 10-K filed on July 29, 2005)

10.18	Summary Schedule of Officer Compensation ** (incorporated by reference to Exhibit 10.19 on Form 10-Q filed on September 13, 2005)

10.19	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.20	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.21	Form of the 2006 Annual Incentive Bonus Plan* **(incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.22	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 99.1 on Form 8-K filed on December 6, 2005)

10.23	Form of Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.24	Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.4 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.25	Amendment to Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

10.26	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.5 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.27	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated March 9, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.28	Amendment to Restricted Stock Agreements between the Registrant and Newell V. Starks, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.4 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

†	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2005	Stratos International, Inc.
	By:	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer

By:	/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer