Form 10-Q
period 2006-01-31
STRATOS INTERNATIONAL INC
filed 2006-03-14
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of February 24, 2006, there were 14,523,910 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

STRATOS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31,	April 30,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,776	$13,276
Short-term investments	22,000	18,552
Accounts receivable, less allowance ($734 and $548)	11,984	12,926
Inventories
Finished products	2,614	2,341
Work in process	629	955
Materials	11,817	12,678

	15,060	15,974
Refundable income taxes	1,837	4,267
Prepaid expenses and other current assets	603	6,139

Total current assets	65,260	71,134

Other assets
Goodwill and other indefinite-lived assets	6,110	6,110
Intangible and other assets, net of amortization	12,424	13,462
Assets held for sale	2,864	2,936

	21,398	22,508

Property, plant and equipment	90,238	89,880
Less allowance for depreciation	72,585	68,542

	17,653	21,338

Total assets	$104,311	$114,980

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,217	$6,987
Other current liabilities	6,573	11,259
Current portion of long term-debt	—	815

Total current liabilities	10,790	19,061

Deferred income taxes	446	446
Series B redeemable preferred stock	5,000	5,000

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 5,000,000 shares; issued and outstanding 50,000 shares of Series B redeemable preferred stock at January 31, 2006 and April 30, 2005.	—	—
Common stock, $0.01 par value: Authorized 100,000,000 shares; issued and outstanding 14,562,641 and 14,559,348 shares at January 31, 2006 and April 30, 2005, respectively.	148	146
Cost of shares in treasury	(1,109)	(259)
Additional paid-in capital	321,162	320,410
Accumulated deficit	(228,968)	(226,290)
Unearned compensation	(3,378)	(3,505)
Accumulated other comprehensive income (loss)	220	(29)

Total shareholders’ equity	88,075	90,473

Total liabilities and shareholders’ equity	$104,311	$114,980

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues:
Net sales	$18,993	$19,430	$58,422	$58,634
License fees and royalties	201	103	410	352

Total revenues	19,194	19,533	58,832	58,986

Cost of revenues	12,304	13,400	37,020	39,654

Gross profit	6,890	6,133	21,812	19,332

Operating expenses:
Research and development	2,299	2,382	6,142	7,210
Sales and marketing	2,389	2,443	7,471	7,861
General and administrative	3,921	6,301	11,787	17,643
Restructuring and other charges	359	4,275	842	4,275
Litigation settlements, net	(700)	(63)	(700)	(4,090)

Total operating expenses	8,268	15,338	25,542	32,899

Loss from operations	(1,378)	(9,205)	(3,730)	(13,567)
Investment income, net	340	173	887	302
Other income (expense)	16	467	397	307

Loss before income taxes	(1,022)	(8,565)	(2,446)	(12,958)
Income tax provision	41	—	32	—

Net loss	(981)	(8,565)	(2,414)	(12,958)

Preferred stock dividend requirements	(88)	(88)	(263)	(263)

Net loss attributable to common shareholders	$(1,069)	$(8,653)	$(2,677)	$(13,221)

Per share data, basic and diluted:
Net loss attributable to common shareholders	$(0.08)	$(0.64)	$(0.19)	$(0.97)

Weighted average number of common shares outstanding
Basic and diluted	13,876	13,559	13,901	13,670

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	January 31,
	2006	2005
Operating activities:
Net loss	$(2,414)	$(12,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	4,359	5,138
Provision for amortization of intangible assets	1,037	955
Provision for amortization of unearned compensation	702	491
Provision for losses on accounts receivable	186	—
Provision for obsolete and overstock inventory	602	—
(Gain) loss on sales of assets	(11)	(47)
Change in operating assets and liabilities:
Accounts receivable	756	768
Inventories	313	(477)
Prepaid and other assets	7,967	863
Accounts payable and accrued expenses	(7,456)	2,317

Net cash provided by (used in) operating activities	6,041	(2,950)

Investing activities:
Purchases of property, plant and equipment	(696)	(526)
Purchases of short-term investments	(13,895)	(6,747)
Sales of short-term investments	10,447	18,788
Proceeds from sale of assets	47	214
Proceeds from sale of assets held for sale	58	1,453

Net cash (used in) provided by investing activities	(4,039)	13,182

Financing activities:
Repayments on long-term borrowings	(815)	(1,573)
Dividends on preferred stock	(263)	(263)
Purchase of shares for treasury	(850)	—
Net proceeds from exercise of stock options	177	119

Net cash used in financing activities	(1,751)	(1,717)

Effect of exchange rates on cash	249	(307)

Net increase in cash and cash equivalents	500	8,208
Cash and cash equivalents at beginning of period	13,276	15,501

Cash and cash equivalents at end of period	$13,776	$23,709

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net loss	$(981)	$(8,565)	$(2,414)	$(12,958)
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	184	249	(201)

Comprehensive loss	$(1,047)	$(8,381)	$(2,165)	$(13,159)

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
     1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Certain amounts in prior periods have been reclassified to conform to the current period presentation.
     2. Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 Accounting for Changes and Error Corrections. The pronouncement significantly changes the requirements for accounting and reporting a change in accounting principal. It replaces APB-20 and FAS-3 and applies to all voluntary changes in accounting principal as well as changes required by an accounting pronouncement when that pronouncement does not specify a transition method. The effective date of FAS 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that we are in compliance with all accounting changes and there are no corrections of errors needed.
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
JANUARY 31, 2006
(all amounts in thousands, except per share data)
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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net loss attributable to common shareholders, as reported	$(1,069)	$(8,653)	$(2,677)	$(13,221)
Add: Total stock based compensation recognized under intrinsic method for all awards	293	—	702	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(374)	(104)	(953)	(587)

Pro forma net loss attributable to common shareholders	$(1,150)	$(8,757)	$(2,928)	$(13,808)

Reported basic and diluted net loss per share attributable to common shareholders	$(0.08)	$(0.64)	$(0.19)	$(0.97)
Pro forma basic and diluted net loss per share attributable to common shareholders	$(0.08)	$(0.65)	$(0.21)	$(1.01)
Shares outstanding, basic and diluted	13,876	13,559	13,901	13,670
     compensation expense:
No stock options were issued during the nine months ended January 31, 2006 and 2005.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
     4. Loss Per Share

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net loss attributable to common shareholders	$(1,069)	$(8,653)	$(2,677)	$(13,221)

Weighted average number of shares outstanding, basic and diluted	13,876	13,559	13,901	13,670

Basic and diluted loss per share	$(0.08)	$(0.64)	$(0.19)	$(0.97)

The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of diluted weighted average shares outstanding because their effect would be antidilutive.
     5. Intangible Assets
     Amortizable intangible assets were comprised of the following:

	January 31, 2006			April 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Customer relationships	$10,800	$(1,967)	$8,833	$10,800	$(1,296)	$9,504	12.50 years
Patents and related technology	4,466	(1,073)	$3,393	4,466	(951)	3,515	14.25 years
Developed software	700	(502)	198	700	(257)	443	3.00 years

Total amortized intangible assets	$15,966	$(3,542)	$12,424	$15,966	$(2,504)	$13,462

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter

Amortization amount	$(1,311)	$(1,311)	$(1,311)	$(1,194)	$(1,171)	$(7,164)

     Amortization for intangible assets was $0.3 million and $1.0 million for the three and nine months ended January 31, 2006.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
     6. Assets Held For Sale
     Assets held for sale at January 31, 2006 are comprised of real property and machinery and equipment that are no longer in use. We are actively marketing those assets for sale, and we expect to sell those assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale. During the nine-month period in fiscal 2006 and fiscal 2005 we received $0.1 million and $1.5 million respectively in cash for the sale of assets held for sale.
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
     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2006	Utilized through	Balance
	April 30, 2005	Charges	January 31, 2006	January 31, 2006

Employee costs	$277	$626	$(532)	$371
Legal and Other	—	215	(215)	—
Idle facility rental	1,799	—	(647)	1,152

Total	$2,076	$841	$(1,394)	$1,523

     8. Income Taxes
     Through January 31, 2006, we have recorded a valuation allowance of $79.7 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
     We have net operating loss carryforwards of approximately $176.6 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2026.
     9. Long-Term Debt
     During the quarter ended October 31, 2005, the remaining principal balance of the Company’s debt ($0.4 million) was paid in full. The debt had consisted of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal 2002.
     10. Other Current Liabilities
     Other current liabilities consist of accrued expenses, and are detailed as follows:

	January 31,	April 30,
	2006	2005

Employee costs	$2,499	$2,598
Rent for limited-use facilities	1,152	1,799
Other current liabilities	860	663
Commissions	780	1,037
Legal fees, litigation and claims	672	4,352
Real estate and other taxes	361	386
Inventory received, not vouchered	249	424

Total	$6,573	$11,259

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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
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
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment has been filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputes denial of the coverage. In June 2005 the court determined that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. The Company filed an appeal of the ruling. In November 2005, the lawsuit was settled in favor of the Company as disclosed in the Company’s results for the third quarter fiscal year 2006.
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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2006
(all amounts in thousands, except per share data)
     12. Subsequent Events
     On February 23, 2006 Stratos entered into a redemption agreement with Citicorp Venture Capital, LTD. to repurchase from CVC all of the 30,210 shares of Stratos Series B Preferred Stock held by CVC for a negotiated price of $128.11 per share, or $3,870,273.31 in the aggregate (inclusive of dividends accrued and unpaid through the closing date). Stratos and CVC closed the repurchase transaction pursuant to the terms of the Agreement on February 23, 2006. Prior to the repurchase, CVC held 60.4% of the issued and outstanding Series B Preferred Stock.

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
     Our company has a rich history of optical, electrical, and mechanical packaging expertise and has had a continuing positive role in developing innovative products often involving miniaturization. We have an intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as small form factor transceivers, coax/optical media interface adapters, optical flex circuits, microwave flexible cables and cable assemblies, and radio frequency (“RF”) and microwave coax and triax interconnect products. We currently serve more than 1,000 active repeat customers.
Results of Operations
Three Months Ended January 31, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	January 31,
	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$18,993	99.0%	$19,430	99.5%	$(437)	(2.2%)
License fees and royalties	201	1.0%	103	0.5%	98	95.1%

Total revenues	19,194	100.0%	19,533	100.0%	(339)	(1.7%)

Costs of revenues	12,304	64.1%	13,400	68.6%	(1,096)	(8.2%)

Gross profit	6,890	35.9%	6,133	31.4%	757	12.3%

Operating expenses:
Research and development	2,299	12.0%	2,382	12.2%	(83)	(3.5%)
Sales and marketing	2,389	12.4%	2,443	12.5%	(54)	(2.2%)
General and administrative	3,921	20.4%	6,301	32.3%	(2,380)	(37.8%)
Restructuring and other charges	359	1.9%	4,275	21.9%	(3,916)
Litigation settlements, net	(700)	-3.6%	(63)	(0.3%)	(637)	1011.1%

Total operating expenses	8,268	43.1%	15,338	78.5%	(7,070)	(46.1%)

Loss from operations	(1,378)	(7.2%)	(9,205)	(47.1%)	7,827	(85.0%)

Investment income, net	340	1.8%	173	0.9%	167	96.5%
Other income (expense)	16	0.1%	467	2.4%	(451)	(96.6%)

Loss before income taxes	(1,022)	(5.3%)	(8,565)	(43.8%)	7,543	(88.1%)
Provision for income taxes	41	0.2%	—	0.0%	41	0.0%

Net loss	$(981)	(5.1%)	$(8,565)	(43.8%)	$7,584	(88.5%)

     Net Sales: Net sales for the third quarter of fiscal 2006 decreased to $19.0 million from $19.4 million in the comparable period last year. The $0.4 million decrease in the third quarter was caused by a $0.7 million decrease in net sales to the data networking end market and a $1.4 million decrease to the storage/enterprise end market, partially offset by a $0.9 million increase in net sales to the military/government end market and a $0.8 million increase in net sales to telecom/metro end markets.
     License Fees and Royalties: License fees increased to $0.2 million in the three months ended January 31, 2006 from $0.1 million in the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $12.7 million as of January 31, 2006 from $11.5 million as of April 30, 2005.
     Cost of Revenues and Gross Margins: Cost of revenues decreased to $12.3 million in the three months ended January 31, 2006 from $13.4 million in the comparable period last year. Gross margin as a percentage of total revenues increased to 35.9% in the three months ended January 31, 2006 from 31.4% in the comparable period last year. The increase in sales of higher profit margin products and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities, both had a positive effect on the gross margin in the quarter ended January 31, 2006. Sales of $0.1 million in inventory that was previously considered excess and fully reserved also contributed to the increase in gross margin in the third quarter of fiscal 2006.
     Research and Development. Research and development expenses decreased to $2.3 million in the three months ended January 31, 2006 from $2.4 million in the comparable period last year. The $0.1 million decrease was due to a $0.4 million decrease in research and development salaries and fringe benefits offset in part by a $0.3 million increase in the material costs related to major product development.
     Research and development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.
     Sales and Marketing. Sales and marketing expenses of $2.4 million in the three months ended January 31, 2006 were unchanged from the comparable period last year. Sales and marketing salaries and fringe benefits decreased by $0.1 million, offset by a $0.1 million increase in other selling expenses.
     General and Administrative. General and administrative expenses decreased to $3.9 million in the three months ended January 31, 2006 from $6.3 million in the comparable period last year. The $2.4 million decrease was due to reductions of $1.7 million in legal and professional fees, $0.5 million in general expenses and $0.2 million in salaries, fringe benefits and bonuses.
     Restructuring and Other Charges. During the three months ended January 31, 2006, we recorded $0.4 million in restructuring charges representing personnel severance expenses and other expenses related to the closing of a corporate office in Westlake Village, California. Restructuring charges in the comparable period last year were $4.3 million including $2.5 million for employee costs and $1.8 million for idle facility costs.
     Litigation Settlements, net. The litigation settlements of $0.7 million in the three months ended January 31, 2006 represent a reimbursement from our insurance company of legal fees previously paid.
     Investment income, net: Investment income, net of investment expense, increased to $0.3 million in the three months ended January 31, 2006 from $0.2 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances. The increase of this income in the three months ended January 31, 2006 reflects higher prevailing interest rates during the period.
     Other income (expense): Other income of $0.4 million in the three months ended January 31, 2005 consists of $0.4 million relating to unrealized foreign exchange gains on inter-company loans recorded in our operations in the United Kingdom.
     Income Taxes: The Company has recorded a valuation allowance of $79.7 million against deferred income tax assets primarily associated with tax loss carry forwards through January 31, 2006. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
Nine Months Ended January 31, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$58,422	99.3%	$58,634	99.4%	$(212)	(0.4%)
License fees and royalties	410	0.7%	352	0.6%	58	16.5%

Total revenues	58,832	100.0%	58,986	100.0%	(154)	(0.3%)

Costs of revenues	37,020	62.9%	39,654	67.2%	(2,634)	(6.6%)

Gross profit	21,812	37.1%	19,332	32.8%	2,480	12.8%

Operating expenses:
Research and development	6,142	10.4%	7,210	12.2%	(1,068)	(14.8%)
Sales and marketing	7,471	12.7%	7,861	13.3%	(390)	(5.0%)
General and administrative	11,787	20.0%	17,643	29.9%	(5,856)	(33.2%)
Restructuring and other charges	842	1.4%	4,275	7.2%	(3,433)
Litigation settlements, net	(700)	-1.2%	(4,090)	(6.9%)	3,390	(82.9%)

Total operating expenses	25,542	43.4%	32,899	55.8%	(7,357)	(22.4%)

Loss from operations	(3,730)	(6.3%)	(13,567)	(23.0%)	9,837	(72.5%)

Investment income, net	887	1.5%	302	0.5%	585	193.7%
Other income (expense)	397	0.7%	307	0.5%	90	29.3%

Loss before income taxes	(2,446)	(4.2%)	(12,958)	(22.0%)	10,512	(81.1%)
Provision for income taxes	32	0.1%	—	0.0%	32	0.0%

Net loss	$(2,414)	(4.1%)	$(12,958)	(22.0%)	$10,544	(81.4%)

     Net sales: Net sales for the nine months ended January 31, 2006 decreased to $58.4 million from $58.6 in the comparable period last year. The decrease in sales was due to a decrease of $2.8 million in net sales to the storage/enterprise end market and a decrease of $1.5 million in net sales to the telecom/metro end market, offset in part by a $3.2 million increase in net sales to the data networking end market and a $0.9 million increase in net sales to the military/governmental end market.
     License Fees and Royalties. License fees remained constant at $0.4 million in the nine months ended January 31, 2006 in relation to the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $12.7 million as of January 31, 2006 from $11.5 million as of April 30, 2005.

     Cost of Sales and Gross Margins. Gross profit increased to $21.8 million for the nine months ended January 31, 2006 from $19.3 million in the comparable period last year. Gross margin as a percent of total revenues increased to 37.1% in the nine months ended January 31, 2006 from 32.8% in the comparable period last year. Both the increase in sales of higher profit margin products and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities had a positive effect on the gross margin in the nine months ended January 31, 2006. Sales of $0.4 million in inventory that was previously considered excess and fully reserved also contributed to the increase in gross margin in the first nine months of fiscal 2006. An increase of $1.0 million in the provision for obsolete and slow moving inventory in the nine months ended January 31, 2006 over the prior year offset in part these increases in gross margins.
     Research and Development. Research and development expenses decreased to $6.1 million in the nine months ended January 31, 2006 from $7.2 million in the comparable period last year. The $1.1 million decrease was due to a $1.0 million decrease in research and development salaries and fringe benefits and a $0.1 million decrease in the material costs related to major product development.
     Research and development is an ongoing activity in our business, and we anticipate continued investment in R&D programs in the future. We cannot be certain that those activities will result in future products to generate revenues.
     Sales and Marketing. Sales and marketing expenses decreased to $7.5 million in the nine months ended January 31, 2006 from $7.9 million in the comparable period last year. The $0.4 million decrease was due to a $0.4 million decrease in sales and marketing salaries and fringe benefits.
     General and Administrative. General and administrative expenses decreased to $11.8 million in the nine months ended January 31, 2006 from $17.6 million in the comparable period last year. The $5.8 million decrease was due to a $3.7 million reduction in legal and professional fees, $1.3 million reduction in corporate salaries, fringe benefits and bonuses, and a reduction of $0.8 million in general expenses.
     Restructuring and Other Charges. During the nine months ended January 31, 2006, we recorded $0.8 million in restructuring and other charges related to the consolidation and elimination of various activities, which represented personnel severance expenses and other expenses. Restructuring charges in the comparable period last year were $4.3 million including $2.5 million for employee costs and $1.8 million for idle facility costs.
     Litigation settlements, net: Litigation settlements of $0.7 million in the nine months ended January 31, 2006 represent a reimbursement from our insurance company of legal fees previously paid. Litigation settlements of $4.1 million in the comparable period last year represent lump sum license payments received associated with the settlement of several patent infringement cases.
     Investment Income, net. Investment income net of investment expense, increased to $0.9 million in the nine months ended January 31, 2006 from $0.3 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances. The increase in the nine months ended January 31, 2006 reflects higher prevailing interest rates during the period and an increase in liquidity available for investment.
     Other income (expense): Other income of $0.4 million in the nine months ended January 31, 2006 principally consists of $0.8 million relating to the resolution and reversal of prior period accruals, $0.3 million of other non-operating income offset partially by $0.7 million of unrealized foreign exchange losses on inter-company loans recorded in our operations in the United Kingdom. Other income of $0.3 million in the comparable period consists of $0.3 million relating to unrealized foreign exchange gains on inter-company loans recorded in our operations in the United Kingdom.
     Income Taxes. The Company has recorded a valuation allowance of $79.8 million against deferred income tax assets primarily associated with tax loss carry forwards through January 31, 2006. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
Liquidity and Capital Resources
     Net cash provided by operating activities totaled $6.0 million for the nine months ended January 31, 2006. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of $1.8 million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. In addition, the net cash provided by operations was adversely affected by the decrease in accounts payable and accrued expenses offset partially by positive earnings before depreciation and amortization and the decrease in the levels of accounts receivable and inventory. Net cash used in operating activities totaled $3.0 million for the nine months ended January 31, 2005. The use of cash in operating activities resulted primarily from a net loss and the increase of inventory, offset in part by the increase in accounts payable and accrued expenses and a decrease in accounts receivable and prepaid expenses.
     We operate in markets that have experienced a severe economic downturn during the past several years and, as a result, many of our customers may, from time to time, stretch their payment terms. Days sales in accounts receivable was 57 days at January 31, 2006 compared to 58 days at April 30, 2005.
     Net cash used in investing activities totaled $4.0 million in the nine months ended January 31, 2006, including a $3.4 million net increase in short-term investments and $0.7 million for the purchase of equipment. Net cash from investing activities totaled $13.2 million in the nine months ended January 31, 2005, including a $12.0 million decrease in short-term investments, $0.2 million in proceeds from the sale of fixed assets and $1.5 million of proceeds from the sale of assets held for sale, offset by $0.5 million for the purchase of equipment and facilities.
     Net cash used in financing activities was $1.8 million in the nine months ended January 31, 2006. This amount consisted of a $0.8 million repayment of borrowings, $0.9 million purchase of shares for the treasury and $0.3 million of dividend payments on preferred stock, offset in part by $0.2 million of proceeds from stock option exercises. In the nine months ended January 31, 2005, net cash used in financing activities was $1.7 million, including a $1.6 million repayment on borrowings and $0.3 million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from stock option exercises.
     As of January 31, 2006, our principal source of liquidity was approximately $35.8 million in cash, cash equivalents and short-term investments.
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
     Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our only cash commitment is the payment of cumulative cash dividends on the Series B Preferred Stock in the amount of approximately $0.4 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the Series B Preferred Stock becomes redeemable for an aggregate of $5.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock. On February 23, 2006 we repurchased 30,210 shares of the Series B Preferred Stock for a negotiated price of $128.11 per share, or $3,870,273.31 in the aggregate (inclusive of dividends accrued and unpaid through the closing date), which represented 60.4% of the issued and outstanding Series B Preferred Stock prior to the repurchase.
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
     Please read the risk factors included in Item 1A of Part II of this quarterly report for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those included in the forward-looking statements and that, among others, should be considered in evaluating our financial outlook.

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
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following is a restated description of the risk factors associated with our business previously disclosed in our most recent Annual Report on Form 10-K, which includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our most recent Annual Report on Form 10-K.
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
Our success depends on the long-term growth of the military, telecom/enterprise and broadcast industries and its use of our technologies. If these events do not occur, our net sales may decline and our business would likely be significantly harmed.
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
Approximately 37.9% of our sales for the nine months ended January 31, 2006 came from direct and indirect sales to the military/aerospace industry, which is heavily dependent on sales to U.S. and foreign government entities, either directly through contracts with such entities or indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for them. Sales to our largest customer, General Dynamics accounted for 10.7% of our total revenue in the third quarter ended January 31, 2006 and 9.1% for the nine months ended January 31, 2006. A significant decline in U.S. and foreign government expenditures could have a material adverse effect on our sales.
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
A significant portion of our sales is generated from customers located outside the United States, principally in Europe. We also operate a manufacturing facility in the United Kingdom. Sales to customers located outside of the United States were approximately 32.6% of our net sales during the nine months ending January 31, 2006 and approximately 26.6% of our net sales during the nine months ended January 31, 2005. Our international operations are subject to a number of risks and uncertainties, including:
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

Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 on Form 10-K filed July 29, 2005)

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 on Form 10-K filed July 29, 2005)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 10-K filed July 29, 2005)

3.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.14 on Form 10-K filed July 29, 2005)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

Exhibit
Number	Description of Document
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

10.3	Agreement and Plan of Reorganization, dated January 22, 2002, by and among the Registrant, Tundra Acquisition Corp. and Tsunami Optics, Inc. (incorporated by reference to Exhibit 2.1 to registrant’s Current Report on Form 8-K, filed February 15, 2002)

10.4	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.5	Agreement and Plan of Reorganization, dated March 18, 2002, by and among the Registrant, Polar Acquisition Corp. and Paracer, Inc. (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed April 12, 2002)

10.6	Management Retention Agreement between the Registrant and Richard Durrant (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.7	Stratos Lightwave, Inc. Severance Plan (incorporated by reference to Exhibit 10.15 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.8	Amendment to Management Retention Agreement between the Registrant and Richard Durrant (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.9	Amendment to Stratos Lightwave, Inc. Severance Plan (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.10	Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.11	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.12	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood (incorporated by reference to Exhibit 10.17 on Form 10-K/A filed on August 30, 2004)

10.13	Salary Continuation Agreement, dated as of October 18, 2000, by and between Trompeter Electronics, Inc. and Joe Norwood (incorporated by reference to Exhibit 10.18 on Form 10-K/A filed on August 30, 2004)

10.14	Amendment to Salary Continuation Agreement, dated as of July 26, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (incorporated by reference to Exhibit 10.19 on Form 10-K/A filed on August 30, 2004)

10.15	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

Exhibit
Number	Description of Document
10.16	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.22 on Form 10-K filed on July 29, 2005)

10.17	Summary Schedule of Non-Management Director Fees (Incorporated by reference to Exhibit 10.24 on Form 10-K filed on July 29, 2005)

10.18	Summary Schedule of Officer Compensation

10.19	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.20	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.21	Form of the 2006 Annual Incentive Bonus Plan (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.22	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 99.1 on form 8-K, filed on December 6, 2005).

10.23	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on form 8-K, filed on September 21, 2005).

10.24	Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.25	Amendment to Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated as of December 6, 2005 (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.26	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005 (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.27	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated March 9, 2005 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.28	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated December 6, 2005 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

†	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006	Stratos International, Inc.
	By:	/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer
	By:	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer