Form 10-Q/A
period 2006-01-31
STRATOS INTERNATIONAL INC
filed 2006-03-24
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
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

STRATOS INTERNATIONAL, INC.
FORM 10-Q/A
Amendment No. 1
For the Quarterly Period Ended January 31, 2006
EXPLANATORY NOTE
     This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 that was filed on March 14, 2006 (“the Report”), to correct the inadvertent omission of Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds, with respect to repurchases of our stock completed during the fiscal quarter covered by the Report. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

STRATOS INTERNATIONAL, INC.
FORM 10-Q/A
Amendment No. 1
For the Quarterly Period Ended January 31, 2006
INDEX

Page
PART II. OTHER INFORMATION	2
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	2
Item 6. Exhibits	3
Signatures	4
Section 302 Certification
Section 302 Certification

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				(d) Maximum
			(c) Total Number of	Number of Shares
	(a) Total Number	(b) Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid per	Part of Publicly	Purchased under the
Period	Purchased(1)	Share	Announced Plan	Plan
Nov. 1, 2005 through Nov. 30, 2005	51,105	$5.51	51,105	1,796,784
Dec. 1, 2005 through Dec. 31, 2005	27,971	$6.11	27,971	1,768,813
Jan. 1, 2006 through Jan. 31, 2006	69,394	$6.31	69,394	1,699,419
(1)	All repurchases in this table were completed through open market purchases pursuant to our stock repurchase program announced in our definitive proxy statement dated August 12, 2005 that we filed with the Securities and Exchange Commission on August 8, 2005. Pursuant to the stock repurchase program, we intend to repurchase a number of shares approximately equal to the number of shares of our common stock we issue or anticipate issuing pursuant to our Stratos Lightwave, Inc. 2003 Stock Plan on or after July 29, 2005, which is equal to the 1,847,889 shares available for grant under the 2003 Stock Plan as of August 5, 2005. There is no set expiration date for the stock repurchase program.

Item 6. Exhibits.

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2006	Stratos International, Inc.
	By:	/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer

	By:	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer

4