Form 10-K
period 2006-04-30
STRATOS INTERNATIONAL INC
filed 2006-07-28
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2006

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
$.01 par value Common Stock
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer     ☐          Accelerated Filer     ☐          Non-Accelerated Filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the $.01 par value common stock of the registrant held by non-affiliates on the last business day of the company’s second quarter ended October 31, 2005, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $74,529,477. The registrant had 14,500,132 shares of $.01 par value common stock outstanding as of July 26, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
      Filings made by companies with the Securities and Exchange Commission (“SEC”) sometimes incorporate information “by reference.” This means that we are referring to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document that you are reading. Portions of the proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part I and Part III of this Form 10-K to the extent described therein.
FORWARD-LOOKING STATEMENTS
      You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate in the communications industry and its effect on our business; (ii) the long-term growth and short term trends in the communications, aerospace, and military industries; (iii) our ability to adapt to changing technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the communications and military/aerospace industries; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products and competitive pricing pressure; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures, including our ability to complete the integration of Stratos and Sterling Holding Company; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; and (xxiii) our ability to meet management, analyst and investor expectations. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
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
Overview
      Stratos International is a leading supplier of shielded electronic and optical interconnects, plus the transceiver conversion and multiplexing components that are used to combine optical and copper signal transmission lines. We design and manufacture interconnect components and subsystems used in telecommunications, datacom, military/aerospace and video markets for signal networking.
      Our company has a rich history of optical, electrical, and mechanical signal interconnect/packaging expertise and has had a continuing positive role in developing innovative products often involving miniaturization. We have an intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as small form factor transceivers, coax/optical media interface adapters, optical flex circuits, microwave flexible cable and cable assemblies, and radio frequency (“RF”) and microwave coax and triax interconnect products. We currently serve several thousand active repeat customers.
      Stratos’ fiscal reporting period ends on the closest Saturday to April 30th. For simplicity purposes Stratos refers to its fiscal year end as April 30.
      The company uses rounding in its financial presentations and as a result, certain sums do not foot.
Industry

Increasing Demand for Higher Bandwidth
      Over the last decade, the number of communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications such as Internet access, e-commerce, photo and other bandwidth attachments in e-mail, video conferencing, multimedia downloading, the movement of large blocks of stored data across networks, the increasing need for large amounts of data access and transfer on the modern military battlefield, and the proliferation of high definition video in professional and consumer markets. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased both the amount of data and the distance it is transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks that are being addressed by higher bandwidth technologies, particularly at the edge of the networks where users are connected.

Growth of High Bandwidth Technology in the Enterprise Market
      10 Gigabit Ethernet and Fast Ethernet in Local Area Networks (“LANs”). LANs interconnect computer users within an organization and allow users to share computer resources. Early LANs, which had relatively limited performance requirements, short connection distances and low transmission speeds, were generally interconnected using copper cabling. Most present day LANs use the Ethernet transmission protocol. As performance requirements, transmission distance and bandwidth requirements of network users have increased, transmission protocols have evolved primarily to 100 Mbps Fast Ethernet. We believe that Gigabit Ethernet technology and 10 Gigabit Ethernet technology (which operates at 10,000 Mbps or 10 gigabits per second (“Gbps”)) will become increasingly important in the near future for LAN connectivity. Each Ethernet switch port relies on an optical or copper subsystem to transmit and receive data.
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

Optical, RF, and Microwave Technology in Military and Aerospace Applications
      Modern militaries are becoming increasingly dependent on digital communications and increasingly “smart” weapons, creating a network centric battlefield, where the application of high complexity, multiple platform communication technologies is combined with design attributes suitable for the harsh environment in which they are deployed. In avionics applications, the high bandwidth and light weight of optical systems serve to increase the performance of aircraft, as well as, use in in-flight entertainment systems. Tactical field communications use both optical and RF technologies to quickly deploy reliable high bandwidth networks in the battlefield. Microwave cable and connector technology is a vital element of phased array radar systems used for threat warning by the military. Militaries often purchase their systems and technologies from large system integrators, often referred to as “prime contractors”. These system integrators typically have strong expertise in system level design and function, with significantly less expertise in components and subsystems. They rely on their suppliers for component and subsystem level expertise, requiring that their suppliers understand both the technology and their particular application environment.

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

Optical Products:

Over the years, we have built standardized and custom broadband network data communication products through our optoelectronic and passive fiber product families. Our legacy optoelectronics products evolved from an early emphasis on a broad range of standardized, multi-source agreement compliant (“MSA”) fiber optic components, including embedded and removable transceivers, multi-channel optical links and custom integrated modules used in telecom, storage, and data networking applications. These products support a wide variety of protocols including Gigabit Ethernet, Fiber Channel and SONET and address a wide range of wavelengths and transmission distances. Today, the Stratos optoelectronics product offerings consist of (i) MSA transceivers for telecom/enterprise, (ii) specialty transceivers, (iii) military and harsh environment components and subsystems, (iv) video components and subsystems and (v) card level and mux/demux solutions. Looking ahead, we see significant advantages for our customers as we combine our existing optoelectronics, multiplexing, copper TDM, and optical coarse wave division multiplexing (“CWDM”) technology, our advanced miniaturization techniques, and innovative packaging for even more fully integrated media adaptor solutions.

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

Sources and Availability of Raw Materials — Raw materials used in the manufacturing of optical transceivers, connector products and cable assemblies are primarily:

Raw Material	Primary Source	Availability

Electrical
Active	Domestic Dist./Mfg. Numerous
Passive	Domestic Distributors	Stock
PCB	Domestic Manufacturer	1-8 weeks

Mechanical
Machined	Domestic Manufacturer	2 days-4 weeks
Stamped	Domestic Manufacturer	4-6 weeks
Castings	Domestic Manufacturer	8 weeks
Plastics	Domestic Manufacturer	1-6 weeks
Insulators	Domestic Manufacturer	1-3 weeks
Tubings	Domestic Manufacturer	Stock-2 weeks
Connectors	Domestic Manufacturer	2 days-4 weeks
Cable	Domestic Manufacturer	2 days- 10 weeks
Heatshrink	Domestic Dist/Mfg.	2 days-2 weeks
Tubing	Domestic Dist/Mfg.	2 days- 6 weeks
Machined Parts	Domestic Manufacturer	2 days- 6 weeks
Plastic Parts	Domestic Manufacturer	2 days- 8 weeks
Military Conn.	Offshore/Domestic Mfg.	4- 20 weeks

Optical
Transceivers	Offshore /Domestic Mfg.	Stock-16 weeks
Rosa	Offshore /Domestic Mfg.	8-10 weeks
Tosa	Offshore/ Domestic Mfg.	8-10 weeks
Filters	Offshore Manufacturer	2-12 weeks
Collimators	Offshore Manufacturer	2-12 weeks
Lasers	Offshore Manufacturer	8-18 weeks

Copper Products:

We design, manufacture and market two copper “branded” product lines. Our Trompeter product line offers RF connectors, patch jacks, installation tools, adaptors, cable and cable assemblies. Over the past 40 years, Trompeter has carved out a unique position of high customer regard and industry recognition that regularly places it as a leader in independent, third party performance surveys. We emphasize knowledge of customer application design, extraordinary service levels, and high responsiveness to customer needs. We primarily sell our RF interconnect products to the telecom, military/aerospace, and video markets. Our Semflex product line includes flexible microwave frequency bulk cable and cable assemblies for the military, aerospace, and test instrumentation markets. Our microwave cable and cable assemblies business, operated under the Semflex brand, designs and manufactures flexible microwave frequency coaxial cable and custom cable assemblies for the military/aerospace, commercial OEM and test instrumentation markets. Additionally, Semflex manufactures custom connectors, adapters, phase trimmers and other components to meet special application requirements, usually associated with the cable assemblies being built.

RF Interconnection Products for Military/Aerospace — We produce impedance controlled Twinax and Triax RF connectors as well as patch jacks that enable high frequency electrical performance in harsh military and industrial environments. Applications for the military/aerospace RF connector products include MIL-STD-1553 databus couplers, forward battlefield command centers, video control rooms, space based satellite equipment and hermetic interconnects.

RF Interconnection Products for Telecom — Our Trompeter BNC and M-BNC connectors are used in DS3 telecom applications in central offices as well as emerging deployments of DS3 line data rates in remote terminal applications. Our product offerings include the 75 ohm DS3 Coaxial BNC series, the mini-BNC series, Western Electric Company (“WECo”) and mini-WECo patch plugs and various other interconnect jacks, plugs, and adaptors. Inside a typical telecommunication central office the high speed digital copper line rate is DS3, and utilizes 75 ohm coaxial technology. We are a leading supplier of telco-grade plugs to the re-consolidating RBOCs and most CLEC service providers largely due to our commitment to installer training, best-in-class installation tools, and high quality and service levels for the public switched telephone network.

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

RF Interconnection Products for Video — We manufacture 75 ohm BNC connectors and patch jacks for video signal applications in both WECo and mini-WECo form factors. Our products are used in cable TV and broadcast station signal management, mobile production vehicles, and post-production editing applications.

RF Cable Assemblies — We manufacture coaxial and twinax cable assemblies, servicing primarily telecom service providers and their central office installers, as well as military communications shelter manufacturers.

Microwave Cable — We manufacture high performance, flexible microwave cable and market these under the Semflex brand. Our production process delivers low attenuation characteristics over length and at microwave frequencies. This capability allows us to produce low-loss tuned cable assemblies where the performance of the cable is matched to the connector design. Applications are primarily high power or low loss or a combination of both.

Microwave Cable Assemblies — Our cable assemblies are typically phase matched microwave frequency custom designs of both the cable and connector for a variety of military, precision test, and wireless applications. We sell both flexible and semi rigid cable assemblies to the military and aerospace industries.

Sources and Availability of Raw Materials — Raw materials used in the manufacturing of RF and Microwave connector and cable products are primarily:

Raw Material	Primary Source	Availability

Brass	Local Distributor	Stock
Stainless Steel	Local Distributor	Stock
BeCu	Local Distributor	Stock
PTFE Rod	Local Distributor	Stock
PTFE Tapes	Domestic Manufacturer	Manufactured from stock
Copper Conductors	Domestic Manufacturer	Manufactured from stock
FEP Jacket Material	Domestic Manufacturer	Manufactured from stock
Polyurethane Jacket Material	Domestic Manufacturer	Manufactured from stock
RF Cable	Domestic Manufacturer	Manufactured from stock
Polyolefin Sleeving	Local Distributor	Stock
Machine parts	Domestic/ Offshore/ Internal	Stock to 8 weeks

Customers
      During fiscal 2006 sales to General Dynamics Corporation and its respective contract manufacturers accounted for 8% of consolidated sales. In fiscal 2005, sales to General Dynamics and Tellabs, Inc. and their respective contract manufacturers amounted to 8% and 4%, respectively, of consolidated net sales.
Backlog
      Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2006 and 2005, our backlog was approximately $13.7 million and $11.5 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.
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
      Chicago, Illinois: We currently manufacture the majority of our optoelectronic products, CWDM components and modules, optical flex circuits and most multifiber assemblies, and harsh environment assemblies for the domestic market in our 89,000 square foot Chicago facility. The facility includes two high-capacity pick and place lines, surface mount technology (“SMT”) capability, wave and convection-reflow soldering systems, automated and semi-automated chip-to-wire bonding equipment, and custom laser welding systems. Some products are manufactured to our design at offshore contract manufacturing facilities in Asia; some are purchased as Stratos private labeled products, designed and manufactured by other manufacturers in the Far East.
      Our optical flex circuit products are assembled by a proprietary, software-driven automated fiber routing and embedding system, along with semi-automated multi-fiber connector polishing machines and processes.
      The CWDM operation features micro-optic alignment equipment and processes. We have also developed proprietary test methods to increase throughput of these multi-wavelength modules. The facility also includes extensive test laboratories with Telcordia, Highly Accelerated Life Test and Highly Accelerated Stress Screen capabilities, 3,000 square feet of clean-room capacity and an in-house toolroom.
      The Chicago operations are ISO 9001:2000 certified and operate a JD Edwards ERP system.
      Mesa, Arizona: All Trompeter and Semflex products are manufactured in the Mesa facility. The 50,000 square foot, two building complex includes a full function vertically-integrated manufacturing facility for Semflex’s low loss, tape wrapped, flexible microwave cable line; close coupled with a medium capacity machining facility with significant computer-controlled turning, milling and drilling capability for turn-key production. This operation also produces medium and low volume Swiss screw machine type contacts for the Trompeter RF connector line.
      In addition, the Mesa facility houses an automated nickel plating line, primarily for the Trompeter connector business, as well as an upgraded gold plating line used for all RF and microwave contacts in support of all product lines. Many of the other RF connector product line components are sourced from various low cost suppliers. The facility also houses a multi-shift assembly and test capability for all product lines. Additionally, we own approximately 4.5 acres of land adjacent to the Mesa facility that we can use for future expansion needs.
      The Mesa facility is ISO 9001 certified and meets the requirements of MIL-Q-9858A and other military standard requirements. The Mesa facility operates on a DataFlo ERP system.

      Haverhill, United Kingdom: Stratos’ Haverhill, United Kingdom facility currently manufactures our harsh environment connectors and cable assemblies and advanced fiber products in 30,000 square feet of leased space. The harsh environment connector components are produced with a seven axis machining center and two micro-turn lathes, featuring 0.1 micron repeatability. Metrology equipment supports production, quality and development and includes ultra high precision gauging (up to 0.1mm accuracy), a precision measuring center, environmental test chambers and a tensile load tester. The specialty fiber components and assembly business is supported by a Class 10,000 clean room, Electro Static Discharge flooring, high vacuum plasma vapor deposition equipment, RF induction heating systems, a high power CO2 laser machining and laser cleaving centers, and a scanning electron microscope. The United Kingdom facility operates on a Pegasus ERP system.
Research and Development
      As of April 30, 2006, we had 58 employees engaged in research and development. Our research and development expenses were $8.3 million, $9.5 million and $8.8 million in fiscal 2006, 2005 and 2004, respectively.
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
Technology and Intellectual Property
      We have a rich history of product innovation and have been a pioneer in developing several optical devices. This innovation has allowed us to amass a strong IP portfolio, certain segments of which we have crossed-licensed with leading technology companies including Agilent, IBM and Tyco. We collect licensing fees through upfront payments and/or ongoing royalties. As of April 30, 2006, we had in excess of 100 U.S. patents issued and 26 pending patent applications for innovations in the areas of optoelectronics, optical interconnects, RFID products, and RF/microwave products. We protect our other proprietary information such as know-how through trade secrets.

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

Active Integrated Modules and Passive Components and Subsystems (Fiber Optics)
      We have developed a number of fiber management solutions that organize optical fibers through “flex circuitry” or bonding fibers to flexible substrates, and high capacity/high density solutions that use radio frequency identification (“RFID”) tags that are specifically applied to fiber optic systems. These solutions enable operators to organize and manage their numerous optical fibers interconnecting their host devices. The RFID system enables operators to associate a specific optical fiber with a specific port of a host device. We have twelve issued patents related to the design or manufacturing of flex circuitry, including optical and electrical flex circuitry, and have pending patent applications related to the application of RFID techniques to optical systems. In addition, we have other issued patents that relate to various aspects of optical connectors.

We also have patents that cover certain aspects of single fiber ferrules, multifiber ferrules and metallization of an optical fiber.

RF and Microwave Interconnect Products (RF/ Microwave)
      Through Trompeter and Semflex, we have an intellectual property portfolio consisting of patents and trade secrets for RF and microwave connectors and various interconnection modules. One innovation includes a visual indicator to ensure a plug-side connector is fully engaged with a jack-side connector so as to form a “failsafe” mated condition. The visual indication allows the operator to notice from a distance that the electrical hardware is properly engaged, which is more cost effective than an operator manually verifying each connection. This function is especially valuable when the electrical hardware is in buildings that are subject to shock and vibration.
Sales and Technical Support
      Stratos sells through a network of representatives, distributors, and direct sales professionals primarily across North America, Europe, Asia, and Central America. Our sales teams are organized into three groups, including Stratos Optical Technologies (active and passive optical components and subsystems including optical video and military products), Trompeter (RF interconnects) and Semflex (microwave cable and cable assemblies). Stratos maintains three distinct sales organizations to focus selling efforts on specific customer types and to capture the strong brand identity each has developed in its respective marketplace.
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
Marketing
      The marketing group is responsible for developing marketing strategies and programs that support the sale of Stratos’ products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support, (ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote Stratos’ broad lines of active and passive optical and RF and microwave components and subsystems, (iv) public relations covering new products and company capabilities, (v) market research to guide R&D investment, (vi) corporate branding to create a consistent and accurate message across the Stratos Optical Technologies, Trompeter and Semflex brands, and (vii) interaction with its customers and peers in industry associations to promote and further enhance related technologies, and to validate Stratos’ emerging role as the technology innovator for solutions in our served markets.
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
      Within the optoelectronics market, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. Within the fiber optic passives market, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Within the RF market we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Times Microwave, Inc., WL Gore Associates, Inc., Huber+Suhner and a large number of smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, distribution and other resources than we do, and as a result, may be able to:

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
      Some of our critical components used in production of certain of our products are purchased from a key supplier, which has been acquired by a competitor. If this supplier increases prices, reduces quantities available to us or ceases to supply us, our business and results of operations may be significantly harmed. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
      RoHS (Reduction of Hazardous Substances), lead-free legislation, is being enforced throughout the European Community (EU) commencing July 1, 2006. Full compliance with RoHS (including the use of lead free soldering agents) will be costly and will involve significant engineering investments going forward in product redesign. Stratos is already well into its compliance effort and has achieved a significant set of milestones. Relative to other companies faced with this same regulatory issue, we believe we are matching customer expectations and, in some cases, are well ahead of our competition on this matter.

Employees
      As of April 30, 2006, we had approximately 524 employees including 14 senior level corporate executives and administrative employees.
Executive Officers of the Registrant
      The following table sets forth information concerning executive officers of Stratos as of July 28, 2006:
      Phillip A. Harris (59): President and Chief Executive Officer of Stratos since December 2004 and a director of Stratos since November 2003. Prior to being elected as President and Chief Executive Officer, Mr. Harris served as Chairman of the corporate governance and nominating committee and as a member of the compensation committee. Mr. Harris was a director of Sterling from 2002 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Harris was Executive Vice President of Sprint North Supply (a telecommunications equipment distributor) from 1994 until his retirement in 2001. From 1978 until 1994, Mr. Harris held a number of senior operating positions with Sprint Corporation (a telecommunications provider).
      Barry Hollingsworth (41): Chief Financial Officer of Stratos since February 2005. From 2004 until his appointment as CFO, Mr. Hollingsworth was Vice President of Finance & Administration for Stratos. Prior to joining Stratos, he was Director of Finance at Heidrick & Struggles International from 2000 through 2003, and was employed by Tribune Company from 1994 through 2000, where he served in various capacities including internal audit and investor relations.
      Richard C.E. Durrant (45): Executive Vice President of Stratos International since November 2004, Executive Vice President Passive Subsystems 2002 through November 2004, and the Managing Director of our UK Stratos Limited subsidiary since its acquisition in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fiber Optic Europe Ltd. from 1997 through April 2000. From 1989 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.
      Joe D. Norwood (64): Executive Vice President of Stratos and President and Chief Executive Officer of Sterling. Mr. Norwood has served as President and Chief Executive Officer of Sterling since 2001. During 2001, he served as Executive Vice President and Chief Operating Officer of Sterling; from 1997 to 2001, he was President of Sterling’s Trompeter Electronics subsidiary. He served as Vice President of Amphenol Corporation in charge of their RF/ Microwave and Fiber Optic Products divisions from 1986 until 1992 and again from 1995 to 1996 as a Vice President of their Time Fiber Communications subsidiary. From 1992 to 1994 he served as a Vice President of ITT Cannon in charge of Military Aerospace and other North American operations. Mr. Norwood holds a BSEE degree from Arizona State University.
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

Item 1A.	Risk Factors
Business Risk Factors:

We have incurred significant net losses, primarily due to the economic climate in the communications industry. Unless we are able to increase our sales or further reduce our costs, we will continue to incur net losses.
      The economic climate in the communications industry has resulted in reduced capital spending for networking products from peak spending patterns. Spending for networking products appears to have stabilized and may see a rebound, although it is not expected to return to peak levels for the foreseeable future. As a result, many of our customers continue to express uncertainty as to their future requirements. We do not expect substantial growth in the markets we serve. Any decline in demand for our customers’ products or a deterioration of general economic conditions in the communications industry would likely result in reduction in demand for our products and our business, operating results and financial condition would suffer.
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
      Our products are incorporated into larger systems, which must comply with various regulations and standards established by different countries, which may vary considerably. If the performance of our products adversely affects our customers’ ability to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals, we may lose these customers and our net sales will decline.

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
      Approximately 36% of our sales for the fiscal year 2006 came from direct and indirect sales to the military/aerospace industry, which is heavily dependent on sales to U.S. and foreign government entities, either directly through contracts with such entities or indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for them. A significant decline in U.S. and foreign government expenditures could have a material adverse effect on our sales.

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
      A significant portion of our sales is generated from customers located outside the United States, principally in Europe. Sales to customers located outside of the United States were approximately 29.0% of our net sales during fiscal year 2006 and approximately 27.3% of our net sales during fiscal year 2005. We also operate a manufacturing facility in the United Kingdom. Our international operations are subject to a number of risks and uncertainties, including:

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
      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Although we have numerous issued patents and pending patent applications, we cannot be sure that any patents will be issued as a result of our pending patent applications or, if issued, that any patent claim allowed will be sufficiently broad to protect our technology. In addition, we cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us with meaningful protection of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We may be unable to detect the unauthorized use of our intellectual property or to take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation has been necessary and may continue to be necessary in the future to enforce our intellectual property rights. Such litigation could be costly and its outcome cannot be predicted with certainty. Our inability to adequately protect against unauthorized use of our intellectual property would significantly impair its value and our competitive position.

Various litigation matters, in which we are defendants, could result in significant monetary damages and expenses or restrictions on our ability to sell our products.
      We are involved in various litigation matters that arise from time to time in the ordinary course of business. Our Annual Reports on Form 10-K and quarterly reports on Form 10-Q describe certain litigation matters. See discussion under Part I, Item 3: “Legal Proceedings” above.
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
      Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:

•	Economic and stock market conditions generally and specifically as they may impact participants in the communications industry

•	Earnings and other announcements by, and changes in market evaluations of, participants in the communications industry

•	Changes in financial estimates and recommendations by securities analysts following our stock

•	Announcements or implementation by us or our competitors of technical innovations or new products,

•	Proposals from our stockholders, and

•	Strategic moves by us or our competitors, such as acquisitions
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
      Our restated certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include the authority of our Board of Directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some shareholders. In addition, we have adopted a stockholder rights plan designed to protect Stratos and its shareholders from unfair or coercive takeover tactics, which is similar to stockholder rights plans adopted by many other companies.

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties

			Own or Lease
Location	Function	Sq. ft.	(Lease Expiration)

Active operations
Chicago, IL	Corporate headquarters, administrative offices, sales and marketing, engineering, research and development facilities, and primary optical subsystems manufacturing facility	89,360	Owned
Mesa, AZ	RF/ Microwave administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility	50,000	Owned
Haverhill, UK	Administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility for fiber optic passive products	30,000	Leased (2010)
Melbourne, FL	Military subsystems administrative offices and engineering, research and development facilities	7,752	Leased (2007)
Inactive facilities
Chicago, IL	Limited use	61,590	Owned (actively marketed for sale)
Mountain View, CA	Limited use	38,000	Leased (2007) $62,000/month
      We own and lease office, administrative and manufacturing facilities. We are actively marketing limited use facilities, which we do not need at the current level of our business. We have recorded a reserve through the end of the lease term in 2007 for future rental obligations for our Mountain View, California leased facility, which we have been unable to sub-lease in light of current rental conditions in the area.

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
      In 2003, we agreed to a Memorandum and Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the former officers and directors, and our liability insurers. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our former officers and directors, and Stratos will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs filed with the court a motion for preliminary approval of the settlement, which, when granted, would lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos, filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, subject to certain changes to the bar order to be included as part of the settlement and to the notice to the class, and the Court recently approved the revisions made to the settlement and the notice pursuant to its prior order. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class. A final fairness hearing on the settlement was held on April 24, 2006, at which time the Court took final approval of the settlement under advisement.
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
      In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. A trial on the plaintiffs’ two remaining claims (breach of contract and rescission) was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs appealed the trial court’s judgments. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’

counterclaims. In August 2005, the plaintiffs agreed to dismiss their appeal, and the appeal was dismissed with prejudice on September 7, 2005.
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
      In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed a complaint for declaratory judgment in the United States District Court, Northern District of Illinois to deny coverage to Stratos for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage or the reimbursement of the defense costs. We filed an appeal of the ruling. In November 2005, the lawsuit was settled as disclosed in our results for the third quarter fiscal year 2006.
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
      No matters were submitted to our stockholders during the fourth quarter of fiscal 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “STLW.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	Market Price per Share

	2006		2005

	High	Low	High	Low

First quarter	$5.71	$4.05	$5.73	$4.14
Second quarter	6.00	5.14	4.97	3.89
Third quarter	6.59	5.09	5.00	3.80
Fourth quarter	8.11	6.44	4.64	3.56
      The closing price of our common stock on July 26, 2006 was $6.46. The approximate number of stockholders of record on July 26, 2006 was 660, excluding shares held in street name.
      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. Any payment of dividends in the future will be at the discretion of our Board of Directors.

      Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

			Total No. of
			Shares	Maximum No. of
			Purchased as	Shares That
	Total No. of	Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plan	Under the Plan

Nov. 1, 2005 through Nov. 30, 2005	51,105	$5.51	51,105	1,796,784
Dec. 1, 2005 through Dec. 31, 2005	27,971	$6.11	27,971	1,768,813
Jan. 1, 2006 through Jan. 31, 2006	69,394	$6.31	69,394	1,699,419
Feb 1, 2006 through Feb 28, 2006	51,493	$6.67	51,493	1,647,926
Mar 1, 2006 through Mar 31, 2006	2,700	$7.11	2,700	1,645,226
Apr 1, 2006 through Apr 30, 2006	45,373	$7.91	45,373	1,599,853
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
      The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2006, 2005, and 2004 and the consolidated balance sheet data as of April 30, 2006 and 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this annual report on Form 10-K, and are reported in thousands, except par value and per share amounts. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2003 and 2002 and the consolidated balance sheet data as of April 30, 2004, 2003 and 2002 are derived from consolidated audited financial statements previously filed with the SEC.

	Fiscal Years Ended April 30,

	2006	2005	2004	2003	2002

STATEMENT OF OPERATIONS DATA:
Revenues	$79,582	$80,454	$50,369	$38,416	$58,870
Cost of revenues	50,090	52,642	41,954	45,809	56,413

Gross profit (loss)	29,492	27,812	8,415	(7,393)	2,457
Operating expenses:
Research and development	8,270	9,518	8,800	20,138	27,587
Sales and marketing	10,212	10,467	8,225	7,063	7,999
General and administrative	15,781	21,907	20,799	12,706	14,949
Impairment of goodwill	—	—	—	28,429	8,500
Impairment of other assets	—	—	—	37,105	13,700
Write off in-process research and development	—	—	—	2,070	—
Restructuring and other charges	1,023	4,679	3,066	3,100	9,000
Litigation settlements, net	(1,100)	(2,553)	(454)	(13,218)	(1,139)

Total operating expenses	34,186	44,018	40,436	97,393	80,596

	Fiscal Years Ended April 30,

	2006	2005	2004	2003	2002

Income (loss) from operations	(4,694)	(16,206)	(32,021)	(104,786)	(78,139)
Gain on sale of business	—	—	1,305	—	—
Investment income, net	1,219	553	777	1,117	3,360
Other income (expense)	838	464	1,057	360	8

Income (loss) before income taxes	(2,637)	(15,189)	(28,882)	(103,309)	(74,771)
Income tax (provision) credit	(194)	(118)	1,797	—	2,581

Income (loss) before cumulative effect of change in accounting principle	(2,831)	(15,307)	(27,085)	(103,309)	(72,190)
Cumulative effect of change in accounting principle	—	—	—	(16,982)	—

Net loss	(2,831)	(15,307)	(27,085)	(120,291)	(72,190)
Preferred stock dividend requirements	(1,147)	(350)	(142)	—	—

Net loss attributable to common shareholders	$(3,978)	$(15,657)	$(27,227)	$(120,291)	$(72,190)

Net loss per share, basic and diluted:
Before cumulative effect of a change in accounting principle	$(0.20)	$(1.13)	$(2.60)	$(14.12)	$(11.06)
Cumulative effect of change in accounting principle	—	—	—	(2.32)	—

Net loss	(0.20)	(1.13)	(2.60)	(16.44)	(11.06)
Preferred stock dividends	(0.08)	(0.03)	(0.01)	—	—

Net loss attributable to common shareholders	$(0.29)	$(1.16)	$(2.61)	$(16.44)	$(11.06)

Weighted average common shares outstanding: Basic and diluted	13,888	13,546	10,444	7,317	6,525

Balance Sheet data:
Cash and short-term investments	$30,742	$31,828	$36,989	$61,528	$91,920
Total assets	99,154	114,980	129,050	118,175	250,102
Total liabilities	12,947	24,507	24,271	17,130	29,622
Working capital (current assets less current liabilities)	51,289	52,073	52,974	65,097	98,040
Shareholders’ equity	$86,207	$90,473	$104,779	$101,045	$220,480

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Organization of Information
      Our MD&A is comprised of three major sections: Overview, Critical Accounting Policies, and Results of Operations. These sections include the following information:

•	Overview is a general discussion of our business.

•	Critical Accounting Policies are the policies we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.

•	Results of Operations include an overview of our consolidated 2006 results compared to 2005, and 2005 results compared to 2004. This section also includes a discussion of key actions and events that impacted our results.
Overview
      Stratos is an innovative international supplier of shielded electronic and optical interconnects, plus the transceiver components that are used to connect these two transmission line mediums. We design and manufacture interconnect components and subsystems used in telecom communications, datacom, military and video markets for signal networking.
      On November 6, 2003, Stratos acquired Sterling, a privately-held company based in Mesa, Arizona that designs and manufactures RF and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The 6,082,000 Stratos common shares issued in this transaction were valued at $5.09 a share, which was the closing price on July 2, 2003, the day the merger was announced. Stratos also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of Stratos’ share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Stratos stock valued at $36.0 million and $2.8 million of acquisition related costs. Our financial statements reflect the acquisition of Sterling since November 6, 2003.
      We are a leading designer, developer and manufacturer of RF and microwave components, active and passive optical, optoelectronic, subsystems and interconnect products used in telecom, enterprise, military and video markets.
      We have a rich history of optical and mechanical packaging expertise and have been a pioneer in developing several optical devices using innovative form factors for telecom, datacom, video, military, and harsh environment applications. We have a broad range of products and are a market leader in several niches including specialty optical products such as RJ and low rider transceivers, Media Interface Adapters, flex circuits, as well as high performance RF and microwave coax and triax interconnect products. We currently serve more than 1,300 active customers in telecom, military and video markets.
      The average unit prices of many of our products generally decrease as the products mature in response to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of many of our products will continue to decline in future periods, although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce, on a timely basis, new products that incorporate features that can be sold at higher average selling prices. There can be no assurance that we will be able to introduce new products to offset the anticipated decrease in the average selling prices of our products.

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
      Stratos sells through a network of representatives, distributors, and direct sales professionals primarily across North America, Europe, Asia, and Central America including Mexico. Stratos’ sales teams are organized into three groups including Stratos Optical Technologies (active and passive optical components and subsystems), Trompeter (RF Interconnects) and Semflex (Microwave Innovations). Stratos maintains three distinct sales organizations to focus selling efforts on specific customer types and to capture the strong brand identity each has developed in its respective marketplace.
      The marketing group is responsible for developing marketing strategies and programs that support the sale of Stratos’ products and enhance its reputation in the industry. These strategies and programs include (i) ongoing interaction with customers for the development of new products and technical support, (ii) advertising and other promotional activities in industry trade journals and publications targeting design engineers, (iii) participation in major trade show events and conferences in the communications network industry to promote our broad lines of active and passive optical and RF and microwave components and subsystems, (iv) public relations covering new products and company capabilities, (v) market research to guide R&D investment, (vi) corporate branding to create a consistent and accurate message across the Stratos Optical Technologies, Trompeter and Semflex brands, and (vii) interaction with its customers and peers in industry associations to promote and further enhance related technologies, and to validate Stratos’ role as the technology innovator for solutions in our served markets.
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

Inventory Reserves
      It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive as compared with future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one to two years projected usage depending upon the product. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive or obsolete. If this occurs, we vigorously pursue such opportunities.

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

Revenue Recognition
      Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. SEC Staff Accounting Bulletin No. 104 (“SAB 104”) provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. Further, SAB 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized.

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

Results of Operations

Fiscal years ended April 30, 2006 and 2005

	2006		2005		Change

	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$79,042	99%	$79,931	99%	$(889)	(1)%
License fees and royalties	540	1%	523	1%	17	3%

Total revenues	79,582	100%	80,454	100%	(872)	(1)%
Cost of revenues	50,090	63%	52,642	65%	(2,552)	(5)%

Gross profit	29,492	37%	27,812	35%	1,680	6%
Operating expenses
Research and development	8,270	10%	9,518	12%	(1,248)	(13)%
Sales and marketing	10,212	13%	10,467	13%	(255)	(2)%
General and administrative	15,781	20%	21,907	27%	(6,126)	(28)%
Restructuring and other charges	1,023	1%	4,679	6%	(3,656)	(78)%
Litigation settlements, net	(1,100)	(1)%	(2,553)	(3)%	1,453	(57)%

Total operating expenses	34,186	43%	44,018	55%	(9,832)	(22)%

Loss from operations	(4,694)	(6)%	(16,206)	(20)%	11,512	(71)%
Gain on sale of business	—	—	—	—	—	—
Investment income, net	1,219	2%	553	1%	666	120%
Other income	838	1%	464	1%	374	81%

Loss before income taxes	(2,637)	(3)%	(15,189)	(18)%	12,552	(83)%
Income tax (provision) credit	(194)	(1)%	(118)	0%	(76)	64%

Net loss	(2,831)	(4)%	(15,307)	(18)%	12,476	(82)%
Preferred stock dividend	(1,147)	(1)%	(350)	0%	(797)	228%

Net loss attributable to common shareholders	$(3,978)	(5)%	$(15,657)	(18)%	$11,679	(75)%

      Net Sales: Net sales decreased to $79.0 million in fiscal 2006 from $79.9 million in fiscal 2005. This $0.9 million decrease includes a $2.3 million decrease in the net sales into the telecom/metro end market, $1.7 million decrease into the storage/enterprise end market, $1.3 million decrease into other end markets. These decreases were offset in part by a $4.4 million increase of net sales into the data networking end market. Sales into the military/government end market were unchanged year over year. Our total sales order backlog increased to $13.6 million as of April 30, 2006 from $11.5 million as of April 30, 2005.
      License Fees and Royalties: License fees and royalties were $0.5 million in fiscal 2006 and in fiscal 2005. License fees consist of payments contingent on sales volume of licensed products.
      Cost of Revenues and Gross Margins: Cost of revenues decreased to $50.1 million in fiscal 2006 from $52.6 million in fiscal 2005. Gross profit as a percentage of total revenues, or gross margin increased to 37.1% in fiscal 2006 from 34.6% in fiscal 2005. The increase in gross margins is attributed to more profitable sales mix and a reduction in manufacturing costs.
      Cost of sales was charged approximately $1.4 million and $1.0 million in fiscal 2006 and 2005, to increase the reserve for obsolete and excess inventory.

      Research and Development: Research and development expenses decreased to $8.3 million in fiscal 2006 from $9.5 million in fiscal 2005. The $1.2 million decrease was the result of a $1.2 million decrease in personnel costs dedicated to research and development.
      Sales and Marketing: Sales and marketing expenses decreased to $10.2 million in fiscal 2006 from $10.5 million in fiscal 2005. This decrease was due to lower sales and marketing salaries, fringe benefits, bonuses and commissions.
      General and Administrative: General and administrative expenses decreased to $15.8 million in fiscal 2006 from $21.9 million in fiscal 2005. This $6.1 million decrease was due to a $3.5 million decrease in legal and professional fees related to litigation that has since been settled, a $1.5 million decrease in general operating expenses, and a $1.1 million decrease in salaries and bonus expense.
      Restructuring and Other Charges: During fiscal years 2006 and 2005, we recorded restructuring and other charges related to the consolidation and elimination of various operating activities. Such charges included personnel severance expenses, lease expenses for limited-use facilities, and writedown of the values of certain assets related to the restructuring of operations. Restructuring and other charges were $1.0 million in fiscal 2006, of which, $0.8 million related to the closing of a leased facility in Westlake Village, California, and $0.2 million related to other personnel severance expenses. Restructuring charges in fiscal 2005 were $4.7 million, of which $2.7 million related to personnel and severance costs and $2.0 million related to the lease obligation for a limited use facility that we have been unable to sub-lease through the end of its lease term in 2007.
      Litigation Settlements, Net: Stratos recorded $1.1 million of net litigation settlement income in fiscal year 2006, of which $0.7 million related to a settlement from our insurance company for reimbursement of previous litigation expenses, and $0.4 million related to patent infringement settlements. In fiscal 2005, Stratos recorded $2.6 million of net litigation settlement income, of which $4.4 million related to net settlements of several patent infringement cases, and was partially offset by $1.8 million in settlements paid by Stratos related to outstanding litigation.
      Investment Income, Net: Investment income, net of investment expense, increased to $1.2 million in fiscal 2006 from $0.6 million in fiscal 2005. Investment income consists of earnings on the short-term investment of excess cash balances. The increase is attributed to increases in interest rates earned throughout fiscal 2006.
      Other Income: Other income in fiscal 2006 was $0.8 million and was due primarily to $0.8 million of gains related relating to the resolution and reversal of prior period accruals, and $0.3 million of various other items, partially offset by $0.3 million of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom. Other income in fiscal 2005 was $0.5 million and was comprised primarily of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom.
      Income Taxes: Through April 30, 2006 we had recorded a valuation allowance of $78.4 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
      We have net operating loss carry forwards of approximately $178.3 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2026.

Fiscal years ended April 30, 2005 and 2004

	2005		2004		Change

	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$79,931	99%	$49,379	98%	$30,552	62%
License fees and royalties	523	1%	990	2%	(467)	(47)%

Total revenues	80,454	100%	50,369	100%	30,085	60%
Cost of revenues	52,642	65%	41,954	83%	10,688	25%

Gross profit	27,812	35%	8,415	17%	19,397	231%
Operating expenses
Research and development	9,518	12%	8,800	18%	718	8%
Sales and marketing	10,467	13%	8,225	16%	2,242	27%
General and administrative	21,907	27%	20,799	41%	1,108	5%
Restructuring and other charges	4,679	6%	3,066	6%	1,613	53%
Litigation settlements, net	(2,553)	(3)%	(454)	(1)%	(2,099)	462%

Total operating expenses	44,018	55%	40,436	80%	3,582	9%

Loss from operations	(16,206)	(20)%	(32,021)	(63)%	15,815	(49)%
Gain on sale of business	—	—	1,305	3%	(1,305)	(100)%
Investment income, net	553	1%	777	2%	(224)	(29)%
Other income	464	1%	1,057	2%	(593)	(56)%

Loss before income taxes	(15,189)	(18)%	(28,882)	(56)%	13,693	(47)%
Income tax (provision) credit	(118)	0%	1,797	4%	(1,915)	(107)%

Net loss	(15,307)	(18)%	(27,085)	(52)%	11,778	(43)%
Preferred stock dividend	(350)	0%	(142)	0%	(208)	146%

Net loss attributable to common shareholders	$(15,657)	(18)%	$(27,227)	(52)%	$11,570	(42)%

      Net Sales: Net sales increased to $79.9 million in fiscal 2005 from $49.4 million in fiscal 2004. This $30.5 million increase represents a $14.8 million increase in the net sales into the military/governmental end market, $1.7 million increase into the storage/enterprise end market, $7.3 million increase into the telecom/metro end market and $9.4 million increase in sales into other end markets. These increases were offset in part by a $2.7 million decrease of net sales into the data networking end market. Included in the amounts above are $42.5 million and $19.6 million in sales for fiscal years 2005 and 2004, respectively, from product lines acquired in the merger with Sterling. Excluding the sales attributable to the product lines acquired from Sterling, sales increased $7.6 million in the year ended April 30, 2005 over fiscal 2004.
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
      Cost of Revenues and Gross Margins: Cost of revenues increased to $52.6 million in fiscal 2005 from $42.0 million in fiscal 2004. Gross profit as a percentage of total revenues, or gross margin, increased to 34.6% in fiscal 2005 from 16.7% in fiscal 2004. This increase results from higher profit margins in our product lines acquired in the Sterling acquisition that were not fully reflected in the prior fiscal year because the date of acquisition was November 6, 2003. In addition, the increase in sales and the reduction in fixed overhead and other manufacturing costs as a result of restructuring activities, had a positive effect on gross margin in fiscal 2005. A decrease of $0.9 million in the charge for obsolete and slow moving inventory in fiscal 2005 compared to fiscal 2004 and the sale in fiscal 2005 of $0.5 million of inventory that was previously considered excess and fully reserved, were each a contributing factor to the increase in gross margin in fiscal 2005.
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
      On January 25, 2005, we adopted broad company-wide plans to enhance our strategic and operational direction. As part of the plans, we terminated 45 employees, primarily administrative personnel, to allow us to compete more effectively in our markets and to create a cost structure more in line with the current level of our business. As a result, we recorded $4.7 million in restructuring charges in fiscal 2005, of which $2.7 million related to personnel and severance costs and $2.0 million related to the lease obligation for a limited use facility that we have been unable to sub-lease through the end of its lease term in 2007. We completed the workforce reduction during our third quarter of fiscal 2005.
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
      Litigation Settlements, Net: Stratos recorded $2.6 million and $0.5 million of net litigation settlement income in fiscal years 2005 and 2004 respectively. In fiscal 2005, Stratos received $4.4 million in net settlements of several patent infringement cases. This amount was partially offset by $1.8 million in settlements paid by Stratos related to outstanding litigation. The settlement amount was disbursed in fiscal 2006.
      Gain on Sale of Business: Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary, Bandwidth Semiconductor LLC, realizing a net gain of approximately $1.3 million in fiscal year 2004. The Bandwidth business was not a separate business segment or considered a discontinued operation given the nature of its operations.

      Investment Income, Net: Investment income, net of investment expense, decreased to $0.6 million in fiscal 2005 from $0.8 million in fiscal 2004. Investment income consists of earnings on the short-term investment of excess cash balances and the decrease of this income in fiscal 2005 reflected the reduction of excess cash balances.
      Other Income: Other income in fiscal 2005 and 2004 principally represented unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom.
      Income Taxes: Through April 30, 2004 we had recorded a valuation allowance of $65.2 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years established a presumption that realization of these income tax benefits did not meet a “more likely than not” standard. We continued to experience operating losses during fiscal year 2005, and an additional valuation allowance of $14.2 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in fiscal year 2005.
Liquidity and Capital Resources:
      Net cash provided (used) in operating activities totaled $6.0 million, ($3.8) million and ($18.1) million for fiscal years 2006, 2005 and 2004 respectively. Cash provided from operating activities for fiscal 2006 resulted primarily from net income after adding back non-cash items including depreciation and amortization. Cash was also provided from decreases in inventories, prepaid expenses and increases in accounts payable offset in part by increases in trade receivables. The use of cash in operating activities for fiscal 2005 resulted primarily from the net loss, and increases in accounts receivable and inventories offset in part by decreases in prepaid expenses and other assets and an increase in accounts payable and accrued expenses. The use of cash in operating activities for fiscal 2004 resulted primarily from the net loss and increase in inventories offset in part by the decrease in accounts receivable, other assets and the increase in accounts payable and accrued expenses.
      We operate in markets that experienced a severe economic downturn several years ago and as a result, many of our customers may, from time to time, stretch their payment terms. Days sales outstanding in accounts receivable was 60 days at April 30, 2006 compared to 58 days at April 30, 2005.
      Net cash provided (used) by investing activities was ($1.3) million, $11.2 million and $30.2 million in fiscal 2006, 2005 and 2004, respectively. These amounts reflect the net proceeds from the sale of short-term investments, the proceeds from the sale of assets, and in fiscal 2004, $8.1 million cash acquired in the merger with Sterling (net of acquisition expenses), offset in part by the purchases of equipment and facilities in all fiscal years.
      Net cash provided (used) by financing activities was ($6.3) million, ($2.0) million and ($15.7) million in fiscal 2006, 2005 and 2004, respectively. Net cash used in financing activities for fiscal 2006 represents $3.0 million for the redemption of preferred shares, $1.6 million for the purchase of treasury shares, $1.1 million of dividends on preferred stock, $0.8 million of repayment of long term debt, offset in part by $0.3 million of proceeds from the exercise of stock options. Net cash used in financing activities from fiscal 2005 represents $2.2 million of repayments of long-term borrowings, and $0.4 million of dividends on preferred stock, offset in part by $0.6 million of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal 2004 represents $3.6 million repayments of long-term borrowings, a $12.0 million distribution to the former owners of Sterling to satisfy a liability assumed in the acquisition, $0.2 million in treasury stock transactions and $0.1 million of dividends on preferred stock, offset in part by $0.3 million of proceeds from the exercise of stock options.
      As of April 30, 2006, our principal source of liquidity was approximately $30.7 million in cash, cash equivalents and short-term investments.
      In past years, we implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs. However, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses. Consequently, we will need to generate higher revenues while containing costs and operating expenses if we are to return to profitability. If our efforts to increase our revenues and contain our costs are not successful, we will continue to incur net losses. We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interface, which are solved by our products. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.
      Accordingly, we continue to examine the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products to those customers who value and will pay for this service. We seek to create a customer-responsive organization that executes on demand and stands behind its customers’ strategy. There is no assurance that these efforts will be successful.
      Our future capital requirements will depend on a number of factors, including our ability to generate increased sales and our ability to manage operating expenses. The continued diversification of our end markets and expansion of our product offerings through internal and, possibly, external growth could materially change our level of cash and cash equivalents. This diversification may require us to seek equity or debt financing. Our cash commitments are the payment of cumulative cash dividends on the Series B Preferred Stock on terms specified in the Certificate of Designation for such stock, in the amount of approximately $0.1 million annually. Also, we are obligated to redeem all shares of Series B Preferred Stock in accordance with the terms of the Certificate of Designation for such stock no later than 60 days following the occurrence of certain events relating to the achievement of $250 million in annual revenue or $500 million in market capitalization. In addition, in the event of a change of control, the outstanding Series B Preferred Stock becomes redeemable for an aggregate of $1.0 million, subject to upward adjustment under certain circumstances relating to market price of our Common Stock.
      We believe that our current cash balances will be sufficient to meet our cash needs for working capital, capital expenditures, the Series B Preferred Stock dividend and repayments of borrowings for the next 12 months.
      Stratos’ contractual obligations as of April 30, 2006 are as follows:

	Payment Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	2,173	1,037	838	298	—
Purchase obligations	6,752	6,752	—	—	—

Total	$8,925	$7,789	$838	$298	$—

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
      We are subject to certain market risks, including foreign currency fluctuations and interest rates. Although our Stratos U.K. subsidiary enters into transactions in currencies other than its functional currency, the Pound Sterling, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. Dollars. We view our investment in our foreign subsidiary as long-term. The primary currencies to which we are exposed are the Pound Sterling and Euro.
      We do not have exposure to interest rate risk because we do not have any debt. Our market risks include lower income from our short-term investments if interest rates decline.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Stratos International, Inc.
      We have audited the accompanying consolidated balance sheet of Stratos International, Inc. and subsidiaries as of April 29, 2006 and the related consolidated statement of operations, shareholders’ equity, cash flows and comprehensive loss for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos International, Inc. and subsidiaries as of April 29, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ BDO Seidman, LLP
Chicago, Illinois
June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Stratos International, Inc.
      We have audited the accompanying consolidated balance sheet of Stratos International, Inc. and subsidiaries as of April 30, 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive loss for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos International, Inc. and subsidiaries as of April 30, 2005, and the consolidated results of their operations and their cash flows for the years ended April 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
June 16, 2005

STRATOS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At April 30, 2006 and 2005

	2006	2005

	(In thousands, except par
	value and share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$11,742	$13,276
Short-term investments	19,000	18,552
Accounts receivable, net	13,606	12,926
Inventories	15,482	15,974
Refundable income taxes	1,837	4,267
Prepaid expenses and other current assets	590	6,139

Total current assets	62,257	71,134
Property, plant and equipment, net	16,437	21,338
Intangible assets, net	11,832	13,364
Goodwill and other indefinite-lived assets	5,664	6,110
Assets held for sale	2,864	2,936
Other assets	100	98

Total assets	$99,154	$114,980

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,724	$6,987
Accrued expenses	6,028	11,259
Income taxes payable	216	—
Current portion of long term-debt	—	815

Total current liabilities	10,968	19,061
Deferred income taxes	—	446
Series B redeemable preferred stock	1,979	5,000
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized 1,000,000 shares; issued and outstanding 19,790 and 50,000 shares of Series B redeemable preferred stock at April 30, 2006 and 2005 respectively	—	—
Common stock, $0.01 par value: Authorized 20,000,000 shares; issued and outstanding 14,640,643, and 14,559,348 shares at April 30, 2006 and 2005, respectively	149	146
Cost of shares in treasury (301,521 and 53,521 shares at April 30, 2006 and 2005 respectively.)	(1,871)	(259)
Additional paid-in capital	322,607	320,410
Unearned compensation	(4,400)	(3,505)
Accumulated other comprehensive income (loss)	(9)	(29)
Accumulated deficit	(230,269)	(226,290)

Total shareholders’ equity	86,207	90,473

Total liabilities and shareholders’ equity	$99,154	$114,980

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended April 30, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands, except
	per share amounts)
Revenues:
Net sales	$79,042	$79,931	$49,379
License fees and royalties	540	523	990

Total revenues	79,582	80,454	50,369
Cost of revenues	50,090	52,642	41,954

Gross profit	29,492	27,812	8,415
Operating expenses
Research and development	8,270	9,518	8,800
Sales and marketing	10,212	10,467	8,225
General and administrative	15,781	21,907	20,799
Restructuring and other charges	1,023	4,679	3,066
Litigation settlements, net	(1,100)	(2,553)	(454)

Total operating expenses	34,186	44,018	40,436

Loss from operations	(4,694)	(16,206)	(32,021)
Gain on sale of business	—	—	1,305
Investment income, net	1,219	553	777
Other income	838	464	1,057

Loss before income taxes	(2,637)	(15,189)	(28,882)
Income tax (provision) credit	(194)	(118)	1,797

Net loss	(2,831)	(15,307)	(27,085)
Preferred stock dividend	(1,147)	(350)	(142)

Net loss attributable to common shareholders	$(3,978)	$(15,657)	$(27,227)

Per share data, basic and diluted:
Net loss	(0.20)	(1.13)	(2.60)
Preferred stock dividend requirements	(0.08)	(0.03)	(0.01)

Net loss attributable to common shareholders	$(0.29)	$(1.16)	$(2.61)

Weighted average number of common shares outstanding
Basic and diluted	13,888	13,546	10,444

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the fiscal years ended April 30, 2006, 2005 and 2004
(In thousands, except share amounts)

			Additional		Accum. Other		Total
	Common	Treasury	Paid-in	Unearned	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Capital	Compensation	Income(Loss)	Deficit	Equity

Balance at April 30, 2003	$74	$(31)	$284,254	$—	$154	$(183,406)	$101,045
Net loss						(27,085)	(27,085)
Dividends on redeemable preferred stock						(142)	(142)
Foreign currency translation adjustments					(40)		(40)
Issuance of 745,351 shares of restricted common stock	7		3,802	(3,809)			—
Option exercises (98,675 shares)	1		260				261
Purchase of common stock for treasury		(217)					(217)
Consideration for acquisition (6,082,000 shares)	61		30,896				30,957

Balance at April 30, 2004	143	(248)	319,212	(3,809)	114	(210,633)	104,779
Net loss						(15,307)	(15,307)
Dividends on redeemable preferred stock						(350)	(350)
Foreign currency translation adjustments					(143)		(143)
Issuance of 383,834 shares of restricted common stock	4		1,658	(1,662)			—
Modification of stock option agreements	—		377				377
Amortization of restricted stock grants				550			550
Forfeiture of 282,074 shares of restricted common stock	(3)		(1,448)	1,416			(35)
Option exercises (217,749 shares)	2		611				613
Purchase of common stock for treasury		(11)					(11)

Balance at April 30, 2005	146	(259)	320,410	(3,505)	(29)	(226,290)	90,473
Net loss						(2,831)	(2,831)
Dividends on redeemable preferred stock						(1,147)	(1,147)
Foreign currency translation adjustments					20		20
Issuance of 278,900 shares of restricted common stock	3		2,020	(2,023)			—
Amortization of restricted stock grants				987			987
Forfeiture of 28,871 shares of restricted common stock	(1)		(140)	141			—
Option exercises (80,043 shares)	1		317				318
Purchase of common stock for treasury		(1,612)					(1,612)

Balance at April 30, 2006	$149	$(1,871)	$322,607	$(4,400)	$(9)	$(230,269)	$86,207

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended April 30, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Operating activities:
Net loss	$(2,831)	$(15,307)	$(27,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation	5,853	6,550	6,280
Provision for amortization of intangible assets	1,532	1,630	894
Provision for amortization of stock based compensation	987	927	—
Provision for impairment of other assets	—	—	910
Provision for losses on accounts receivable	320	259	461
Minority interest	—	—	(350)
Gain on sale of assets	(52)	—	(1,305)
Provision for excess and obsolete inventory	1,372	984	1,925
Changes in operating assets and liabilities:
Accounts receivable	(999)	(641)	27
Inventories	(880)	(994)	(2,309)
Prepaid expenses and other assets	7,977	544	1,746
Accounts payable and accrued expenses	(7,281)	2,276	730

Net cash provided (used) in operating activities	5,998	(3,772)	(18,076)
Investing activities:
Purchases of property, plant and equipment	(1,024)	(1,003)	(3,268)
Purchases of short-term investments	(13,896)	(9,265)	(45,896)
Sale of short-term investments	13,448	19,872	66,862
Acquisitions, net of cash acquired	—	—	8,120
Net proceeds from sale of assets	197	1,578	4,381

Net cash provided (used) by investing activities	(1,275)	11,182	30,199
Financing activities:
Repayment of long-term borrowings	(815)	(2,216)	(3,598)
Dividends paid on preferred stock	(1,147)	(350)	(142)
Net proceeds from exercise of stock options	318	613	261
Purchase of shares for treasury	(1,612)	(11)	(217)
Redemption of preferred shares	(3,021)	—	—
Distribution to former owners of acquired company to satisfy assumed liability	—	—	(12,000)

Net cash used in financing activities	(6,277)	(1,964)	(15,696)

Effect of exchange rates on cash	20	—	—
Net increase (decrease) in cash and cash equivalents	(1,534)	5,446	(3,573)
Cash and cash equivalents at beginning of year	13,276	7,830	11,403

Cash and cash equivalents at end of year	$11,742	$13,276	$7,830

Supplemental cash flow data
Common stock issued in acquisition of company	—	$—	30,957
Issuance of shares of restricted common stock	$2,023	$1,662	$3,809
Release of income tax valuation allowance to goodwill	$446	$—	$—
See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the fiscal years ended April 30, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Net loss	$(2,831)	$(15,307)	$(27,085)
Other comprehensive income (loss):
Foreign currency translation adjustment	20	(143)	(40)

Comprehensive loss	$(2,811)	$(15,450)	$(27,125)

See notes to consolidated financial statements

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
      The Company: Stratos International is a leading supplier of shielded electronic and optical interconnects, plus the transceiver conversion and multiplexing components that are used to combine optical and copper signal transmission lines. We design and manufacture interconnect components and subsystems used in telecommunications, datacom, military/aerospace and video markets for signal networking. We provide integrated engineering and manufacturing capabilities at each of our three manufacturing locations, including product design, fabrication, assembly, packaging and testing, and deliver quality assurance through our ISO 9001/2000 certified processes and procedures. Our manufacturing plants are located in Chicago Illinois, Mesa Arizona and Haverhill UK. We also have a research and development facility in Melbourne Florida.
      Principles of consolidation: The consolidated financial statements include the accounts of the parent company and all subsidiaries, after elimination of intercompany accounts and transactions.
      Stratos’ fiscal reporting period ends on the closest Saturday to April 30th. For simplicity purposes Stratos refers to its fiscal year end as April 30.
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
      Shipping and handling fees and costs: We include shipping and handling fees billed to customers in “net sales,” and related costs in “sales and marketing” expenses. Shipping and handling fees in fiscal 2006, 2005 and 2004 were $0.3 million, $0.3 million, and $0.2 million, respectively. Product freight out costs in fiscal 2006, 2005, and 2004 were $0.6 million, $0.3 million, and $0.3 million, respectively.
      Research and development costs: Costs associated with the development of new products are charged to expense when incurred.
      Advertising: We expense all advertising costs as incurred. Advertising expenses in fiscal 2006, 2005, and 2004 were $0.3 million, $0.3 million, and $0.5 million, respectively.
      Stock-based compensation: Stratos has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
employee stock options and awards. Under APB Opinion No. 25, employee stock options are valued using the intrinsic method, and no compensation expense is recognized since the exercise price of the options equals or is greater than the fair market value of the underlying stock as of the date of the grant.
      The following table shows the effect on net loss and loss per share if Stratos had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	2006	2005	2004

Net loss attributable to common shareholders, as reported	$(3,978)	$(15,657)	$(27,227)
Add: Total stock based compensation recognized under intrinsic method for all awards	987	927	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,001)	(1,240)	(2,040)

Pro forma net loss attributable to common shareholders	$(3,992)	$(15,970)	$(29,267)

Reported basic and diluted net loss per share attributable to common shareholders	$(0.29)	$(1.16)	$(2.61)
Pro forma basic and diluted net loss per share attributable to common shareholders	(0.29)	(1.18)	(2.80)
Shares outstanding, basic and diluted	13,888	13,546	10,444
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
      Financial instruments: Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair values of these financial instruments approximate their net carrying values at April 30, 2006 and 2005.
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
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

Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 Accounting for Changes and Error Corrections. The pronouncement significantly changes the requirements for accounting and reporting a change in accounting principal. It replaces APB-20 and FAS-3 and applies to all voluntary changes in accounting principal as well as changes required by an accounting pronouncement when that pronouncement does not specify a transition method. The effective date of FAS 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that we are in compliance with all accounting changes and there are no corrections of errors needed.
      In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not enter into exchanges that could be considered nonmonetary; accordingly we do not currently expect the adoption of SFAS No. 153 to have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
compensation expense over the vesting period of the awards. Stratos is required to adopt SFAS No. 123(R) at the beginning of fiscal 2007. We anticipate that we will adopt the prospective method of transition under the statement. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At present, virtually all of Stratos’ outstanding options are vested; therefore we have determined that the effect of the adoption of the statement on our consolidated financial statements will be immaterial.
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
      We reduce our accounts receivable balance to account for an allowance for doubtful accounts. The table below shows the activity in the allowance for doubtful accounts during each of the fiscal years ended April 30:

Allowance for Doubtful Accounts	2006	2005	2004

Beginning balance	$548	$358	$414
Charged to expense	320	259	461
Write offs of amounts considered to be uncollectible, net of recoveries	(293)	(69)	(517)

Ending balance	$575	$548	$358

Note 3.	Inventories
      We define obsolete inventory as items no longer useful in our manufacturing process or items that have potential quality problems, and record a reserve of 100% of their values. We determine excess inventory using estimates for future demand. Details of our inventories and related reserves for the fiscal years ended April 30, are as follows:

Inventories	2006	2005

Raw materials	$11,100	$12,678
Work in progress	954	955
Finished goods	3,428	2,341

	$15,482	$15,974

Inventory Reserves	2006	2005	2004

Beginning balance	$6,735	$9,083	$12,030
Charged to expense	1,372	984	1,925
Write offs, net of recoveries	(1,370)	(3,332)	(4,872)

Ending balance	$6,737	$6,735	$9,083

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
      The write-off of obsolete inventory reserves represents the disposal of related inventory or usage of product previously reserved for.

Note 4.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets at April 30, 2006 consist primarily of cash payments for insurance policies and maintenance agreements applicable for a period up to one year. At April 30, 2005 prepaid expenses and other current assets consisted mainly of a $5.5 million receivable related to the favorable settlement of litigation in fiscal 2003. At that time, we recorded income from settlement of this litigation, discounted for the time value of money. We periodically recorded income from settlement of litigation to account for the difference in recorded income and the settlement amount. We received the final settlement payment in the first quarter of fiscal 2006. This receivable was recorded as a non-current asset at April 30, 2004.

Note 5.	Property, Plant and Equipment
      Details of property, plant and equipment at April 30, 2006 and 2005, were as follows:

	2006	2005	Useful Lives

Land	$1,721	$1,721	indefinite
Buildings and building improvements	11,533	11,477	5-35 years
Machinery and equipment	58,195	58,005	3-15 years
Furniture and office equipment	19,048	18,677	5-10 years

Property, plant and equipment at cost	90,497	89,880
Less accumulated depreciation	(74,060)	(68,542)

Property, plant and equipment, net	$16,437	$21,338

      During fiscal years 2004 and 2003, we reclassified certain real property and machinery and equipment that were no longer in use to “assets held for sale.” We are actively marketing these assets for sale, and we expect to sell them during fiscal 2007. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.

Note 6.	Business Combinations
      On November 6, 2003, we acquired Sterling Holding Company (“Sterling”), a privately held company based in Mesa, Arizona that designs and manufactures Radio Frequency and Microwave Interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. We completed this merger on November 6, 2003, following approval by both our and Sterling’s shareholders. At closing, Sterling became a wholly-owned subsidiary, with Sterling shareholders receiving 6,082,000 shares of our common stock, which represented approximately 82% of total shares outstanding immediately prior to the consummation of the merger. Of such amount, 608,189 shares were placed in escrow to provide indemnification to us with respect to certain matters provided for in the merger agreement. These shares were released from escrow and distributed on the first anniversary of the merger, which fell in the third quarter of fiscal 2005. Our common stock issued in this transaction was valued at $5.09 per share, which was the closing price on July 2, 2003, the day the merger was announced. We also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.3 million based on certain events, including the future performance of our common share price. The total purchase consideration was $38.8 million, consisting of common and preferred stock valued at $36.0 million, and $2.8 million of acquisition related costs. We

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
valued the redeemable preferred shares at their face value, which, in view of the rights and terms of the preferred shares, approximated their fair value.
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
      Effective May 23, 2003, we sold the assets and business of our wholly-owned subsidiary Bandwidth Semiconductor L.L.C., realizing a net gain of approximately $1.3 million.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)

Note 7.	Intangible Assets
      Amortizable intangible assets were comprised of the following:

	April 30, 2006			April 30, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Useful Lives

Customer relationships	$10,800	$(2,159)	$8,641	$10,800	$(1,296)	$9,504	12.50 years
Patents and related technology	4,368	(1,295)	3,073	4,368	(951)	3,417	14.25 years
Developed software	700	(582)	118	700	(257)	443	5.00 years

Total amortized intangible assets	$15,868	$(4,036)	$11,832	$15,868	$(2,504)	$13,364

      The following table shows the estimated future amortization expense for intangible assets:

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter

Amortization amount	$(1,311)	$(1,311)	$(1,194)	$(1,171)	$(1,171)	$(5,674)

Note 8.	Goodwill
      We performed our annual goodwill impairment review in accordance with SFAS No. 142 during the fourth quarters of fiscal years 2006, 2005, and 2004. Our goodwill impairment tests resulted in no additional impairment charges.
      Goodwill was adjusted to $3.0 million from $3.4 million at April 30, 2006 as the result of releasing a portion of our deferred income tax valuation allowance. Other indefinite lived assets, trade names were $2.7 million. Goodwill and other indefinite-lived assets at April 30, 2005 and 2004 are comprised of goodwill of $3.4 million and trade names of $2.7 million, each related to the Sterling acquisition.

Note 9.	Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets for impairment. This process requires us to consider whether any indicators of impairment are present and, if so, whether the sum of the estimated undiscounted future cash flows attributable to those assets is less than their carrying values. We recognize an impairment loss based on the excess of the carrying amounts of long-lived assets over their respective fair values, if any. There was no impairment of assets for the years ended April 30, 2006, 2005 and 2004.

Note 10.	Restructuring and Other Charges
      We recorded restructuring and other charges related to the consolidation and elimination of various operating activities in each of our fiscal years 2006, 2005 and 2004. The charges included the write-down of the values of certain assets, personnel severance expenses, lease expenses for limited-use facilities and legal costs related to the restructuring of operations. The restructurings allowed us to compete more effectively in our markets and created a cost structure more in line with the current level of our business.
      In September 2005 we began moving administrative functions from our Westlake Village, California location to our facilities in Mesa, Arizona. We incurred charges of $0.8 million for employee costs, legal and other costs. The moves were completed by December 15, 2005. We also incurred $0.2 million of severance expenses at other locations in fiscal 2006.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
      We recorded $4.7 million in restructuring and other charges in fiscal year 2005, of which, $2.7 million related to personnel and severance costs for the elimination of 45 primarily administrative positions and $2.0 million related to the lease obligation for a limited use facility. We completed the workforce reduction during our third quarter of fiscal 2005.
      We recorded restructuring expense of $3.1 million in fiscal 2004. These expenses related to personnel and severance costs for 95 employees terminated, costs of the lease obligations of idle facilities, the write-down of the value of certain assets and legal and other costs related to the restructuring of operations.
      Charges relating to the restructuring, subsequent activities, and the remaining balances are summarized as follows:

				Limited-Use
			Asset	Facility
Restructuring	Employee Costs	Legal and Other	Write-Downs	Rent	Total

Balance at April 30, 2003	$400	$—	$—	$—	$400
2004 charges	1,026	392	910	738	3,066
Utilized in 2004	(1,186)	(392)	(910)	—	(2,488)

Balance at April 30, 2004	240	—	—	738	978
2005 charges	2,724	—	—	1,955	4,679
Utilized in 2005	(2,687)	—	—	(894)	(3,581)

Balance at April 30, 2005	277	—	—	1,799	2,076
2006 charges	627	396	—	—	1,023
Utilized in 2006	(584)	(396)	—	(853)	(1,833)

Balance at April 30, 2006	$320	$—	$—	$946	$1,266

      Expenses for asset write-downs are non-cash charges, and are offset against the carrying values of the respective assets. The limited-use facility rental expense will be paid in monthly installments through the end of the lease term in 2007.

Note 11.	Accrued Expenses
      Accrued expenses are detailed as follows:

	As of April 30,

Other Current Liabilities	2006	2005

Employee costs	$2,514	$2,598
Legal fees, litigation and claims	977	4,352
Rent for limited-use facilities	946	1,799
Commissions	801	1,037
Other	386	663
Real estate and other taxes	334	386
Inventory received, not vouchered	70	424

Total	$6,028	$11,259

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)

Note 12.	Long-Term Debt
      During the year ended April 30, 2006 the remaining principal balance of $.8 million was paid in full. The debt consisted of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal year 2002. The note was supported by a letter of credit in the amount of $2.7 million that expired on August 1, 2005.
      Cash payments in fiscal years 2006, 2005, and 2004 for interest on debt amounted to $0.0 million, $0.1 million and $0.2 million respectively.

Note 13.	Redeemable Series B Preferred Stock
      The number of authorized shares of preferred stock is 1,000,000 of which 50,000 shares are designated as Series B preferred stock. The Series B preferred stock has a par value of $0.01 per share and a stated value and a liquidation preference of $100.00 per share, plus accrued and unpaid dividends. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series B Preferred Stock ranks senior to all classes of our stock, except those classes of preferred stock, which may be expressly designated as ranking senior or on parity with the Series B Preferred Stock. As of April 30, 2006 and 2005 we had 19,790 and 50,000 shares of Series B Preferred Stock issued and outstanding, respectively.
      During the year ended April 30, 2006 we redeemed 30,210 shares at $127 per share plus accrued dividends for $3.9 million. Subsequent to April 30, 2006 we repurchased an additional 9,698 shares at $127 per share plus accrued dividends for $1.2 million.
      The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends, when and as declared by the Board of Directors of Stratos out of funds legally available until the dividend termination date. The cash dividend per share is equal to (1) seven percent per annum, or an increased rate in the case of Stratos failure to pay dividends in accordance with the provisions of the certificate of designation relating to the Series B Preferred Stock, multiplied by (2) $100 per share, subject to adjustment, plus the amount of accrued but unpaid dividends with respect to each share of Series B Preferred. Dividends, to the extent declared by the Board of Directors of Stratos, will be payable quarterly. In addition, Stratos may, at any time following the fifth anniversary of the issuance of the Series B Preferred, declare an optional special dividend of $100 on each issued and outstanding share of Series B Preferred, plus the amount of all accrued but unpaid dividends with respect to each such share, in which case no further cash dividends are required to be paid. The Company may not pay or declare dividends on any securities ranking junior to the Series B Preferred, unless (i) the holders of 75% of the outstanding shares of Series B Preferred consent to such payment or (ii) all accrued and unpaid dividends on the shares of Series B Preferred have been paid or set aside for payment.
      No later than 60 days following the occurrence of certain events relating to Stratos’ achievement of $250 million in annual revenue or $500 million in market capitalization, Stratos must redeem all shares of Series B Preferred Stock at a redemption price initially equal to $100 per share, plus an amount equal to all accrued and unpaid dividends thereon to and including the date of redemption. The initial redemption price is subject to adjustment as follows. If, on the last day immediately preceding the redemption event, the “market price” (as defined in the certificate of designation relating to the Series B Preferred Stock) of Stratos’ common stock is (1) $7.00 or less per share, there will be no adjustment to the initial redemption price; (2) greater than $7.00 and less than $12.00 per share, the initial redemption price will be increased by $25 per share for every whole dollar by which the market price exceeds $7.00 per share and (3) $12.00 or more per share, the initial redemption price will be increased by $125 per share. If, however, the optional special dividend has been declared, the redemption price for each share of the Series B Preferred Stock will be reduced by $100 per share after taking into account the above adjustments.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
      In addition, at any time following the fifth anniversary of the issuance of the Series B Preferred Stock, Stratos, at its option, is entitled to redeem any or all shares of Series B Preferred Stock, at a redemption price of $125 per share, plus an amount equal to all unaccrued and unpaid dividends thereon to and including the date of redemption, minus $100 per share if the optional special dividend has been declared prior to such redemption.
      Each holder of Series B Preferred Stock is entitled to one vote for each share held on the record date for determining the shareholders entitled to vote with respect to all matters presented to Stratos’ shareholders for their action and, except as otherwise provided, the holders of Series B Preferred Stock and any other outstanding series of stock will vote together with the holders of shares of common stock as a single class.
      In general, the vote of at least 75% of the outstanding Series B Preferred Stock, voting separately as a class, is required to (1) amend any terms of the Series B Preferred or (2) approve any merger, reorganization, consolidation or similar transaction or any reclassification of outstanding securities that would have a material adverse effect on the dividend, liquidation or redemption rights of the Series B Preferred. However, the vote of at least 90% of the outstanding Series B Preferred is required to amend any terms of the Series B Preferred that govern dividends or payments to be made upon a liquidation, dissolution or winding-up of Stratos. Furthermore, no separate vote is required if any of the foregoing is in connection with a “change in ownership” of Stratos. For purposes of the certificate of designation relating to the Series B Preferred Stock, change in ownership means (1) any sale or transfer of all or substantially all of Stratos’ assets in any transaction or series of transactions, and (2) any merger, reorganization or consolidation to which Stratos is a party, unless after giving effect to such merger, reorganization or consolidation the holders of Stratos’ outstanding capital stock immediately prior to such merger, reorganization or consolidation will continue to own Stratos’ outstanding capital stock possessing the voting power to elect a majority of Stratos’ Board of Directors.
      Upon any voluntary or involuntary liquidation, dissolution or winding-up of the combined company, the holders of Series B Preferred Stock will be entitled to receive liquidating distributions in the amount of $100 per share plus all accrued and unpaid dividends thereon to the date fixed for distribution, before any distribution or payment is made to the holders of Stratos’ common stock or on any other class of Stratos’ stock ranking junior to the Series B Preferred Stock. If a change in ownership (as defined above) of Stratos occurs, the holders of the Series B Preferred Stock will be entitled to receive liquidating distributions of $100 per share, subject to adjustment based on the market price of Stratos common stock, as described more fully above.
      The Series B Preferred will not be convertible into Stratos’ common stock and will not be entitled to the benefit of a sinking fund.

Note 14.	Capital Stock
     Common and preferred stock
      On March 22, 2001, our Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of Common Stock, par value $0.01 per share outstanding on April 3, 2001 to stockholders of record on that date. Each Right entitles the registered holder to purchase from Stratos one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $800.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 23, 2001, as amended, between Stratos and Mellon Investor Services LLC, as Rights Agent. An Agreement and Plan of Merger, dated as of July 2, 2003 was entered into between Stratos, Sleeping Bear Merger Corp. and Sterling. Pursuant to the Merger Agreement, and we agreed to amend the Rights Agreement in light of our issuance of shares in the merger. The terms of the Rights may be amended by our Board of Directors without the consent of the Rights holders, except that from and after such time as

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
any person becomes an Acquiring Person no such amendment may adversely affect the interests of the Rights holders (other than the Acquiring Person and its Affiliates and Associates). Until a Right is exercised, the Rights holder, as such, will have no rights as a stockholder of Sterling, including, without limitation, the right to vote or to receive dividends.
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
      In fiscal 2004, we adopted the Stratos Lightwave, Inc. 2003 Stock Plan (“2003 Plan”). The 2003 Plan permits us to award stock, options, stock appreciation rights and restricted stock awards to present and future directors, officers, employees and others performing services for Stratos or any of our subsidiaries or affiliates. Pursuant to the 2003 Plan, as amended in 2005, the maximum number of shares for which awards may be issued is 2,700,000. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2002 Plan prior to November 6, 2003.
      During fiscal 2006, we granted 278,900 shares of restricted stock to directors, officers and key employees, with a weighted average fair market value of $7.25 per share. During fiscal 2005, we granted 383,834 shares of restricted stock with a weighted average fair market value of $4.33 per share and in fiscal 2004, we granted 745,351 shares of restricted stock with a weighted average fair market value of $5.11 per share. The restricted shares vest over a period of three to five years from date of grant based on annual performance criteria. Aside from the annual performance requirements the awards vest 100% on the last anniversary of date of grant.
      To date we have not issued any options to others performing services for Stratos or our subsidiaries.
      The following table illustrates options outstanding under all plans as of April 30, 2006:

				Options Exercisable at
	Options Outstanding at April 30, 2006			April 30, 2006

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 2.63 - 7.60	232,830	6.91	$3.76	230,325	$3.74
$ 27.50 - 59.80	51,708	4.82	$51.57	51,645	$51.60
$105.80 - 210.00	5,988	4.25	$181.77	5,988	$181.77

Total	290,526	6.48	$15.94	287,958	$16.03

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)

				Options Exercisable at
	Options Outstanding at April 30, 2005			April 30, 2005

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 2.63 - 7.60	304,841	6.32	$3.74	288,989	$3.67
$ 27.50 - 59.80	54,317	3.58	$51.38	53,816	$51.56
$105.80 - 210.00	9,545	5.09	$184.11	9,545	$184.11

Total	368,703	5.88	$15.43	352,350	$15.87
      The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price

Balance at April 30, 2003	648,474	12.76
Granted	175,204	5.04
Exercised	(98,790)	2.66
Cancelled	(79,720)	4.45

Balance at April 30, 2004	645,168	13.05
Granted	—	—
Exercised	(217,749)	2.82
Cancelled	(58,716)	36.08

Balance at April 30, 2005	368,703	15.43
Granted	—	—
Exercised	(80,043)	$6.17
Cancelled/ Other	1,866	$36.20

Balance at April 30, 2006	290,526	$15.94

      In computing the fair value of stock options granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	2006	2005	2004

Expected dividend yield	N/A	N/A	0.0%
Risk-free interest rate	N/A	N/A	3.3%
Expected stock price volatility	N/A	N/A	118.7%
Expected term until exercise, in years	N/A	N/A	6.5
Weighted average fair value per share	N/A	N/A	$4.22
N/A = Not Applicable
      We have reserved for issuance 517,889 shares of common stock under the 2003 Plan. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2000 Plan or the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2000 Plan or the 2002 Plan prior to November 6, 2003. No options were granted under the 2003 Plan during fiscal 2006 or 2005.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)

Note 15.	Employee 401(k) Savings Plan
      Stratos sponsors 401(k) Savings Plans (the “Plans”) that cover substantially all of its employees. The Plans are salary reduction plans that allow employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plans also allow for discretionary contributions by Stratos equal up to 4.5% of eligible compensation. Stratos made discretionary contributions to the Plans totaling approximately $0.6 million, $0.7 million and $0.4 million in 2006, 2005 and 2004, respectively.

Note 16.	Leases
      We lease various facilities and equipment under operating leases that expire through 2010. Rental expense was $1.0 million in fiscal 2006, $1.3 million in fiscal 2005 and $1.3 million in fiscal 2004.
      Future minimum rental expense under all non cancelable operating leases with terms greater than one year, including $0.9 million relating to idle facilities recorded as a restructuring charge, are as follows:

Fiscal 2007	$1,037
Fiscal 2008	406
Fiscal 2009	218
Fiscal 2010	214
Fiscal 2011	119
Thereafter	179

$2,173

Note 17.	Loss Per Share
      The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Years Ended April 30,

	2006	2005	2004

Numerator:
Net loss	$(2,831)	$(15,307)	$(27,085)
Preferred stock dividend requirements	(1,147)	(350)	(142)

Net loss attributable to common shareholders	$(3,978)	$(15,657)	$(27,227)
Denominator for basic and diluted loss per share —
weighted average number of shares outstanding	13,888	13,546	10,444

Basic and diluted net loss per share attributable to common shareholders	$(0.29)	$(1.16)	$(2.61)

      Options to purchase 290,526, 368,703 and 645,168 shares of common stock at a weighted average option price of $15.94, $15.43 and $13.05 were outstanding during fiscal 2006, 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because of the net loss and therefore, the effect would have been antidilutive.

Note 18.	Income Taxes
      Through April 30, 2006, we recorded a valuation allowance of $78.4 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
      We have net operating loss carry forwards of approximately $178.3 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2026.
      Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	As of April 30,

Deferred Tax Assets and Liabilities	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$73,549	$72,662
Impairment of long-lived assets	—	7,421
Inventory reserves	2,922	3,450
Accrued vacation	244	193
Deferred compensation	258	334
Allowance for doubtful accounts	213	201
Restructuring reserve	378	—
Investment basis differences	3,350	4,686
Other	470	516

Total	81,384	89,463
Less: Valuation allowance	(79,880)	(79,445)

Total deferred tax assets	1,504	10,018
Deferred tax liabilities:
Accelerated tax depreciation	(664)	(5,564)
Additional depreciation and amortization on the step-up in value of fixed assets and intangibles	(394)	(4,900)
Other	(446)	—

Total deferred tax liabilities	(1,504)	(10,464)

Net deferred tax liabilities	$—	$(446)

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
      Income tax provisions (credits) during our fiscal years consisted of the following:

	Fiscal Years Ended April 30,

Income Tax Credits	2006	2005	2004

Current:
Federal	$144	$—	$—
Foreign	—	—	—
State (credit)	50	118	(1,797)

Total current income taxes (credit)	194	118	(1,797)
Deferred	—	—	—

Total income taxes (credit)	$194	$118	$(1,797)

      The current federal income tax expense for fiscal 2006 is primarily due to a proposed Internal Revenue Service audit adjustment related to the 2001 tax return of Sterling Holding Company, which we acquired in November 2003. The current state tax provision for fiscal 2006 and 2005 represents taxes due related to taxable income generated for state income tax purposes. The current state credit for fiscal year 2004 represents the additional carry back of net operating losses to the taxable income of prior years.
      A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal Years Ended April 30,

Reconciliation	2006	2005	2004

Income tax credit at statutory rate	$(963)	$(5,358)	$(10,109)
Effect of state income taxes	(142)	(578)	(1,105)
State income tax carryback	—	—	(1,797)
Tax exempt investment income	—	(53)	68
Valuation allowance	881	6,071	9,930
Effect of step-up in value of assets of acquired company	—	—	6,313
Filing differences from prior years	223	(12)	(5,284)
Other, net	194	48	187

Income taxes (credit)	$194	$118	$(1,797)

      Income taxes are based on pre-tax losses, which are distributed geographically as follows:

	Fiscal Years Ended April 30,

Geographic Distribution of Loss Before Taxes	2006	2005	2004

United States	$234	$(15,261)	$(27,912)
International	(2,871)	72	(970)

Total loss before taxes	$(2,637)	$(15,189)	$(28,882)

Note 19.	Segment and Geographic Information
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
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
      Information about our results of operations in different geographic regions is as follows:

	Fiscal Years Ended April 30,

	2006	2005	2004

Net sales
United States	$68,712	$67,118	$39,994
Foreign	10,330	12,813	9,385

	$79,042	$79,931	$49,379

Net loss
United States	$40	$(15,445)	$(25,653)
Foreign	(2,871)	138	(1,432)

	$(2,831)	$(15,307)	$(27,085)

Property, plant and equipment, net
United States	$14,960	$19,470	$25,055
Foreign	1,477	1,868	1,901

	$16,437	$21,338	$26,956

Note 20.	Material Customers and Concentration of Credit Risk
      During fiscal 2006, sales to one customer and its respective contract manufacturers amounted to 8% of consolidated net sales.
      During fiscal 2005, sales to one customer and another customer and their respective contract manufacturers amounted to 8% and 4%, respectively, of consolidated net sales.
      During fiscal 2004, sales to one customer and another customer and their respective contract manufacturers amounted to 6% and 3%, respectively, of consolidated net sales.
      Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers consistently have been within management’s expectations.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)

Note 21.	Quarterly Results of Operations (Unaudited)
      The following is a summary of unaudited results of operations for the two fiscal years ended April 30, 2006:

	Fiscal Year 2006 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$20,480	$18,949	$18,993	$20,620
Gross profit	8,171	6,752	6,890	7,678
Loss from operations	(684)	(1,668)	(1,378)	(964)
Net loss	(1,088)	(346)	(981)	(418)
Preferred stock dividend requirements	(87)	(88)	(88)	(884)
Net loss attributable to common shareholders	(1,175)	(434)	(1,069)	(1,302)
Net loss per share available to common shareholders	$(0.09)	$(0.03)	$(0.08)	$(0.09)

	Fiscal Year 2005 Quarter Ended

	July 31	October 31	January 31	April 30

Net sales	$21,023	$18,181	$19,430	$21,297
Gross profit	7,429	5,771	6,133	8,479
Loss from operations	(403)	(3,995)	(9,205)	(2,603)
Net loss	(393)	(3,999)	(8,565)	(2,350)
Preferred stock dividend requirements	(87)	(88)	(88)	(87)
Net loss attributable to common shareholders	(480)	(4,087)	(8,653)	(2,437)
Net loss per share available to common shareholders	$(0.04)	$(0.30)	$(0.64)	$(0.18)
      We use the traditional quarter end on a 4-5-4 reporting period, whereas the first month of the quarter ends on the Saturday of the fourth week, the second month of the quarter ends on the Saturday of the fifth week, and the third month ends on the Saturday of the fourth week.
      The unaudited quarterly results of operations for the quarter ended October 31, 2005 includes $0.5 million of restructuring charges. The unaudited quarterly results of operations for the quarter ended January 31, 2006 includes $0.7 million of income from litigation settlements and $0.4 million of restructuring charges. The unaudited quarterly results of operations for the quarter ended April 30, 2006 include $0.4 million of income from litigation settlements and $0.2 million of restructuring charges.
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
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
      In 2003, we agreed to a Memorandum and Understanding, which reflects a settlement of these class actions as between the purported class action plaintiffs, Stratos and the former officers and directors, and our liability insurers. Under the terms of the Memorandum of Understanding, our liability insurers will pay certain sums to the plaintiffs, with the amount dependent upon the plaintiffs’ recovery from the underwriters in the IPO class actions as a whole. The plaintiffs will dismiss with prejudice their claims against Stratos and our former officers and directors, and Stratos will assign to the plaintiffs certain claims that it may have against the underwriters. The plaintiffs filed with the court a motion for preliminary approval of the settlement, which, when granted, would lead to the mailing of class-wide notices of the settlement and a hearing date for approval of the settlement. The issuers, including Stratos, filed a statement joining in the plaintiffs’ motion for preliminary approval of the settlement. The underwriter defendants opposed the motion. On February 15, 2005, the Court issued its ruling granting the plaintiffs’ motion for preliminary approval of the settlement with the issuers, subject to certain changes to the bar order to be included as part of the settlement and to the notice to the class, and the Court recently approved the revisions made to the settlement and the notice pursuant to its prior order. The settlement still remains subject to final approval by the Court after notice of the settlement is sent to the class and the class members and other parties have an opportunity to have their objections, if any, to the settlement. A final fairness hearing on the settlement was held on April 24, 2006, at which time the Court took final approval of the settlement under advisement.
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
      In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. A trial on the plaintiffs’ two remaining claims (breach of contract and rescission) was held in December 2004 in the United States District Court, Northern District of California. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs appealed the trial court’s judgments. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. In August 2005, the plaintiffs agreed to dismiss their appeal, and the appeal was dismissed with prejudice on September 7, 2005.
      In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
subsequently amended to include intentional infliction of emotional distress. Campbell sought unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
      In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed suit against Stratos and others in the United States District Court, Northern District of Illinois. The Complaint for Declaratory Judgment was filed to deny coverage to Stratos, under our Director and Officer policy, for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal is not responsible for the claim for insurance coverage nor the reimbursement of the defense costs. Stratos filed an appeal of the ruling. In November 2005, the lawsuit was settled in favor of Stratos as disclosed in the Stratos’s results for the third quarter fiscal year 2006.
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
      The accompanying consolidated financial statements have been prepared assuming Stratos will continue as a going concern. As shown in the consolidated financial statements, we incurred significant net losses in each of the past three years as a result of operating in markets that have experienced a severe economic downturn since late in fiscal 2001. These conditions remained in effect in fiscal 2006, and we expect them to continue for at least the next 6 to 12 months. Any continued or further decline in demand for our customers’ products or in general economic conditions would likely result in further reduction in demand for our products and affect our business negatively.
      In response to these conditions, we proactively addressed our operational issues in an effort to improve profitability and cash flows. We implemented programs to control other manufacturing, research and development, sales and marketing, and general and administrative costs. We reduced our overhead cost structure, improved our efficiency in the use of raw materials and scrap, and we are working with suppliers to further reduce the cost of raw materials used in the manufacture of our products. Since April 2001, we have also reduced production, technical, sales, and administrative staff levels, exited several small unprofitable businesses and consolidated our remaining operations into three primary locations. We sold our facility in Palm Bay, Florida in May 2004 and we are actively working to sell or sublease several other limited use facilities.
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(all amounts in thousands, except share and per share data)
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
      On August 1, 2005, the Audit Committee of Stratos International, Inc. engaged BDO Seidman, LLP to serve as the independent registered public accounting firm of Stratos for the fiscal year ending April 30, 2006. BDO replaced the firm of Ernst & Young, LLP, which served as the independent registered public accounting firm of Stratos for the fiscal year ended April 30, 2005 and was dismissed effective August 1, 2005. For additional information, see Stratos’ Current Report on Form 8-K dated August 1, 2005.
      In connection with audits of Stratos for the two most recent fiscal years preceding the change in accountants and through August 1, 2005, no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, occurred within the two most recent fiscal years and the interim period prior to August 1, 2005. Thus, during the 2006 fiscal year, there have not been any transactions or events involving any such disagreements or events.

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
      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The name, age, and positions held by each of our executive officers are provided in Part I, Item 1 “Business” above.
      Information included under the captions “Election of Directors,” “Board of Director Meetings and Committees of Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
      We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is filed as Exhibit 14 to this annual report on Form 10-K. The code of ethics is also published at our website at www.stratosinternational.com. We intend to record any amendment to, or waiver from, our code of ethics, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting on our website notification of such amendment or waiver.

Item 11.	Executive Compensation
      Information regarding executive compensation included under the captions “Executive Compensation” and “Comparison of Stockholder Return” in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      Information regarding the security ownership of certain beneficial owners and management included under the caption “Stock Ownership” in our Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference. Information regarding equity compensation plans is included in Part II, Item 5 of this annual report on Form 10-K.
Equity Compensation Plan Information
      The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2006.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in
Plan Category	(a)	(b)	Column (a))(c)

Equity compensation plans approved by security holders	290,526	$15.94	1,597,860
      Stratos’ only equity compensation plan not approved by security holders is the Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (the “2002 Plan”). Following shareholder approval of the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Plan”) on November 6, 2003 no additional awards may be granted under any prior plans, including the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under prior plans before November 6, 2003. See Note 14 to our financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions included under the caption “Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information regarding principal accountant fees and services included under the caption “Independent Accountants” in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      1. Financial Statements: See “Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
      2. Financial Statement Schedules: See Notes 2 and 3 to Consolidated Financial Statements, “Allowance for Doubtful Accounts” and “Inventories”, respectively in Part II, Item 8 of this Form 10-K.
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

Phillip A. Harris
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip A. Harris and Barry Hollingsworth, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, in any and all capacities, to sign one or more Annual Reports for Stratos’ fiscal year ended April 30, 2006 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ PHILLIP A. HARRIS Phillip A. Harris	Director, President and CEO (Principal Executive Officer)	July 28, 2006

/s/ BARRY HOLLINGSWORTH Barry Hollingsworth	Chief Financial Officer (Principal Financial Officer)	July 28, 2006

/s/ REGINALD W. BARRETT Reginald W. Barrett	Chairman of the Board	July 28, 2006

Charles Daniel Nelsen	Director	July 28, 2006

/s/ EDWARD J. O’CONNELL Edward J. O’Connell	Director	July 28, 2006

Signature	Title	Date

/s/ BRIAN J. STARK Brian J. Stark	Director	July 28, 2006

/s/ DAVID Y. HOWE David Y. Howe	Director	July 28, 2006

Newell V. Starks	Director	July 28, 2006

Kenne Bristol	Director	July 28, 2006

STRATOS INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended April 30, 2005)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant*

3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended April 30, 2005)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/ A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

10.3	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.4	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.5	Amendment to Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Appendix B to registrant’s definitive proxy statement filed August 8, 2006)

10.6	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.7	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 99.1 on form 8-K, filed on December 6, 2005)

10.8	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)

Exhibit
Number	Description of Document

10.9	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.10	Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)

10.13	Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.14	Amendment to Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.15	Amendment to Management Retention Agreement between the Registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)

10.16	Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.17	Amendment to Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.18	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.19	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.17 on Form 10-K/ A filed on August 30, 2004)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.20 on Form 10-K/ A filed on August 30, 2004)

10.21	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)

10.22	Form of Management Retention Agreement** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

10.23	Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.24	Amendment to Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

10.25	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.26	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated March 9, 2005** (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.27	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated December 6, 2005 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

Exhibit
Number	Description of Document

10.28	Schedule of Non-Management Director Fees** (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)

10.29	Summary Schedule of Officer Compensation***

10.30	Form of the 2006 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.31	2007 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

14	Stratos International, Inc. Code of Business Conduct and Ethics (posted on registrant’s website at www.stratosinternational.com)

21	List of Subsidiaries*

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Ernst & Young LLP*

24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†	Furnished as exhibit to this annual report on Form 10-K.