Form 10-K/A
period 2006-04-30
STRATOS INTERNATIONAL INC
filed 2006-08-28
CIK 1111721

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
(Exact Name of Registrant as Specified in its Charter)
Registrant’s telephone number, including area code:
(708) 867-9600
Securities registered pursuant to Section 12(b) of the Act:
$.01 par value Common Stock
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
None
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

EXPLANATORY NOTE
     On July 28, 2006, we filed our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated Rule 13a-14(a)/15d-14(a) certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.
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

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information Concerning Our Board of Directors
     The entire board of directors of Stratos is elected on an annual basis for one-year terms. Set forth below are the names, ages and principal occupations of our directors.

Director	Age	Principal Occupation

Reginald W. Barrett	78	Reginald W. Barrett, Director & Chairman of the Board Mr. Barrett, Chairman of the Board, is President and Chief Executive Officer of Clements National Company (manufacturer of electrical and hot air products). From 1982 until his retirement in 1990, Mr. Barrett served as President of Pyle National, which became part of Brintec Corporation (connector manufacturer). Mr. Barrett chairs the Corporate Governance and Strategic Development Committees, is a member of the Compensation Committee, and has been a director of Stratos since 2003.

Kenne P. Bristol	63	Prior to his retirement in September 2004, Mr. Bristol served as the Chairman of the Alliance Bancorp Division of Charter One Financial, Inc., a Nasdaq-listed banking company, from July 2001 to September 2004. Mr. Bristol also served as President, Chief Executive Officer and a Director of Alliance Bancorp, Inc., and its primary subsidiary Liberty Federal Bank, from July 1992 until it was acquired by Charter One Financial, Inc. in July 2001. Prior to its acquisition, Alliance Bancorp, Inc. was a Nasdaq-listed public company. Mr. Bristol chairs the Compensation Committee, is a member of the Corporate Governance and Strategic Development Committees, and has been a director of Stratos since 2005.

Philip A. Harris	59	Mr. Harris was appointed President and Chief Executive Officer of Stratos in December 2004. He has been a director of Stratos since 2003. Mr. Harris was Executive Vice President of Sprint North Supply, a telecommunications equipment distributor from 1993 until his retirement in 2001. From 1978 until 1993, Mr. Harris held a number of senior operating positions with Sprint Corporation, and prior to that time was an assistant professor of marketing. Mr. Harris is a member of the Strategic Development Committee.

David Y. Howe	42	Mr. Howe is a Managing General Partner at Enhanced Equity Fund, a private equity firm. Prior to founding Enhanced Equity in 2005, Mr. Howe was a Managing Director and Partner at Lightyear Capital, a private equity firm. From 1993

Director	Age	Principal Occupation
		until joining Lightyear in 2003, Mr. Howe was employed by Citicorp Venture Capital, a private equity firm, most recently as a Partner. Mr. Howe is a member of the Audit Committee and has been a director since 2003.

Charles Daniel Nelsen	43	C. Daniel Nelsen has been the Director of Global Supply Chain Strategy and Planning for Motorola Inc.’s Global Telecommunication Sector (GTSS) since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney, an international consulting firm. Prior to that, from 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate in Coopers & Lybrand’s International Supply Chain Consulting Practice. Prior to joining Cooper & Lybrand’s consulting area, Mr. Nelsen held various Senior Management positions in manufacturing, Operations, Quality and Engineering. Mr. Nelsen is a member of the Governance Committee, the Audit Committee and has been a director since 2000.

Edward J. O’Connell	54	Edward J. O’Connell has served as Chief Financial Officer of Gardner, Carton & Douglas, LLP, a provider of legal services, since 2000. From 1999 to 2000, Mr. O’Connell served as Chief Financial Officer of Hey Company, LLC, an e-commerce company. From 1998 to 1999, Mr. O’Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of Delphi Information Systems, Inc. (now known as “ebix.com”), a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O’Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services. From 1991 to 1995, Mr. O’Connell served as Senior Vice President and Chief Financial Officer of Genderm Corporation, a manufacturer of pharmaceuticals. From 1981 to 1991, Mr. O’Connell served as Executive Vice President of Administration and Chief Financial Officer of Union Special Corporation, a manufacturer of industrial sewing equipment. Mr. O’Connell is a member of the Compensation Committee, chairs the Audit Committee, and has been a director since 2000.

Brian J. Stark	57	Brian J Stark has been a director since June 2006. Mr. Stark is former President of the Controls Group for Johnson Controls, where he was responsible for systems, products and services worldwide, and facility management covering a broad range of operations, maintenance and consulting programs. Mr. Stark serves on the Board of Directors for the Milwaukee School of Engineering and Children’s Hospital of Wisconsin. He holds a Bachelor of Science Degree in Electrical Engineering from Milwaukee School of Engineering.

Director	Age	Principal Occupation
Newell V. Starks	54	Mr. Starks was a director of Sterling since it was organized in 1989 and was Chairman of Sterling’s board of directors in 2003 until it merged with Stratos. Mr. Starks served as Chief Strategy Officer of Stratos from 2003 until 2005. From 1984 until 1991, Mr. Starks was at Citicorp Venture Capital, a private equity firm, most recently as Vice President, where he initiated CVC’s investment in Sterling. Since leaving CVC, Mr. Starks has served as a private consultant to technology companies, including Sterling, on strategic matters and also has been a private investor. Mr. Starks is a member of the Strategic Development Committee and has been a director since 2003.
Audit Committee
     The audit committee recommends the appointment of Stratos’ independent registered public accounting firm, reviews Stratos’ internal accounting procedures and financial statements and consults with and reviews the services provided by Stratos’ independent registered public accounting firm, including the results and scope of their audit. The members of the audit committee are Messrs. Howe, Nelsen and O’Connell. The Board of Directors has determined that each member of the audit committee is independent, as independence for audit committee members is defined in the listing standards of the National Association of Securities Dealers. The audit committee has adopted a written charter.
     The Board of Directors has determined that Mr. O’Connell, the audit committee’s Chairman, is an audit committee financial expert as such term is defined by the rules of the Securities and Exchange Commission.
Information Concerning our Executive Officers
     The following table sets forth information concerning our executive officers (other than our Chief Executive Officer and President, Phillip A. Harris, whose information is set forth above).

Richard C.E. Durrant	45	Executive Vice President of Stratos since November 2004, Executive Vice President Passive Subsystems 2002 through November 2004 and the Managing Director of our UK Stratos Limited subsidiary since its acquisition in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fiber Optic Europe Ltd. from 1997 through April 2000. From 1989 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.

Barry Hollingsworth	41	Vice President and Chief Financial Officer of Stratos since February 2005. From 2004 until his appointment as CFO, Mr. Hollingsworth was Vice President of Administration for Stratos. Prior to joining Stratos, he was Director of Finance at Heidrick & Struggles International from

2000 through 2003 and was employed by The Tribune Company from 1994 through 2000, where he served in various capacities including internal audit and investor relations.

Joe D. Norwood	65	Executive Vice President of Stratos since May 2004 and President and Chief Executive Officer of Sterling Holding Company since 2001. During 2001, Mr. Norwood served as Executive Vice President and Chief Operating Officer of Sterling; from 1997 to 2001, he was President of Sterling’s Trompeter Electronics subsidiary. He served as Vice President of Amphenol Corporation in charge of their RF/Microwave and Fiber Optic Products divisions from 1986 until 1992 and again from 1995 to 1996 as a Vice President of their Time Fiber Communications subsidiary. From 1992 to 1994 he served as a Vice President of ITT Cannon in charge of Military Aerospace and other North American operations.
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
     Based solely on a review of the copies of such forms furnished to Stratos and written representations that no additional forms were required for those persons, we believe that all of our officers, directors and greater than 10% beneficial owners filed all such required forms with respect to fiscal 2006 transactions.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The code of ethics is also published at our website at www.stratosinternational.com.
Item 11.Executive Compensation.
          Compensation of Directors
     All non-employee directors receive an annual retainer of $24,000, plus an attendance fee of $1,500 for each meeting of the Board of Directors at which they are present. The Chairman of the Board of Directors receives an annual retainer of $60,000. The audit committee Chairman receives an additional annual retainer of $15,000. The Chairs of the compensation committee and governance committee receive an additional annual retainer of $10,000. Members of the audit committee receive an additional annual retainer of $7,500 and members of the compensation and governance committees receive an additional annual retainer of $5,000. Committee members receive an additional $1,000 for each committee meeting attended. Stratos also reimburses directors for their reasonable expenses incurred in attending meetings.

     Non-employee directors are also eligible to receive restricted stock awards of 12,000 shares annually (24,000 for the first year for new directors). Directors who are employees of Stratos do not receive any compensation for their services as directors.
          Compensation of Executive Officers
The following table sets forth compensation information for Stratos’ chief executive officer and the three other executive officers (the “Named Officers”).

				Long Term Compensation
				Awards			Payouts
	Annual
	Compensation			Restricted		Securities	LTIP
	Fiscal	Salary		Stock		Underlying	Payouts	All Other
Name and Principal Position	Year	($) (3)	Bonus	Awards($)		Options(#)	($) (7)	Compensation
Phillip A. Harris (1)	2006	257,400	65,000	439,796	(4)			2,139	(8)
President and Chief	2005	154,816	—	416,000	(5)	—	—	—
Executive Officer

Barry Hollingsworth (2)	2006	139,616	21,987	121,023	(4)			4,920	(8)
Vice President,	2005	108,846	17,200	79,550	(5)	—	—	—
Finance and Chief
Financial Officer

Richard C.E. Durrant	2006	228,514	37,888	—				7,501	(8)
Executive Vice President	2005	194,738	28,537	96,800	(5)	—	41,457	11,224	(8)
	2004	181,101	34,796	76,650	(6)	6,000	—	—

Joe Norwood	2006	244,996	53,787	121,023	(4)			132,681	(8)
Executive Vice President	2005	245,000	36,202	114,400	(5)	—	—	12,654	(8)
	2004	127,933	—	204,400	(6)	—	—	2,756	(8)

(1)	Mr. Harris has served as a director of Stratos since November 2003, and was appointed to serve as Stratos’ President and Chief Executive Officer in December 2004. Amounts in the table include compensation paid to Mr. Harris in fiscal 2005 prior to his appointment as our President and Chief Executive Officer.

(2)	Mr. Hollingsworth was appointed to serve as Stratos’ Vice President and Chief Financial Officer in February 2005, and he served as Stratos’ Vice President of Administration from 2004 until his appointment as Vice President and Chief Financial Officer. Amounts in the table include compensation paid to Mr. Hollingsworth in fiscal 2005 prior to his appointment as our Vice President and Chief Financial Officer.

(3)	Includes a car allowance of $4,800 and $2,000 in 2006 and 2005 for Mr. Harris; $15,600, $15,600 and $3,900 in 2006, 2005 and 2004 for Mr. Durrant; $6,996, $6,996, and $4,082 in 2006, 2005 and 2004, for Mr. Norwood. Also includes $12,600 housing allowance in 2006 for Mr. Harris.

(4)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2003 Stock Plan. The restricted shares vest over a period of four years from date of grant, subject to certain acceleration provisions based upon the annual performance of Stratos. The fair market value of the awards at August 18, 2006 was $337,492 for Mr. Harris; $92,871 for Mr. Hollingsworth; and $92,871 for Mr. Norwood.

(5)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2003 Stock Plan. The restricted shares vest over a period of five years from date of grant, subject to certain acceleration provisions based upon the annual performance of Stratos. The fair market value of the awards at August 18, 2006 was $133,540 for Mr. Durrant; $607,000 for Mr. Harris; $110,778 for Mr. Hollingsworth; and $157,820 for Mr. Norwood.

(6)	These shares of restricted stock were awarded at the fair market value at date of grant, pursuant to the Stratos Lightwave, Inc. 2003 Stock Plan. The restricted shares vest over a period of five years from date of grant, subject to certain acceleration provisions based upon the annual performance of Stratos. The fair market value of the awards at August 18, 2006 was $91,050 for Mr. Durrant and $242,800 for Mr. Norwood.

(7)	All LTIP payouts represent amounts paid pursuant to the Stratos Longevity Contingent Bonus Plan. The Stratos Longevity Contingent Bonus Plan is designed to reward continued service to Stratos. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos at the time of payment and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited.

(8)	Represents amounts contributed by Stratos on behalf of the Named Officer to the Stratos International, Inc. 401(k) Savings Plan (the “401(k) Plan”) and in the case of Mr. Durrant, the amount includes $6,000 and $4,040 paid under the Stratos Patent Incentive Program in 2006 and 2005. In the case of Mr. Norwood, the amount includes $132,681 in relocation expenses paid in 2006.
Option Grants in Fiscal Year 2006
There were no options granted in fiscal year 2006.
Aggregated Option Exercises in Fiscal Year 2006 and Fiscal Year-End Option Values
     The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options during the fiscal year ended April 30, 2006 and the number and value of securities underlying unexercised options held by the Named Officers at April 30, 2006.

Shares
	Acquired	Value	Number of Securities Underlying		Value of Unexercised In-the-
	Exercise on	Realized	Unexercised Options at 04-30-06		Money Options at 04-30-06($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip A. Harris	—	—	—	—	$—	$—
Barry Hollingsworth	—	—	1,750	2,250	$13,440	$17,280
Richard C.E. Durrant	—	—	18,289		$140,460	$—
Joe Norwood	—	—	—	—	$—	$—

(1)	Based upon a closing sale price per share of Stratos common stock of $7.68 on April 30, 2006.
Long-Term Incentive Plan Awards Table
     The following table shows long-term incentive plan awards made to the Named Officers under the Stratos Longevity Contingent Bonus Plan during the 2005 fiscal year. There were no long-term incentive plan awards made to the Named Officers under the Stratos Longevity Contingent Bonus Plan during the 2006 fiscal year. This plan awards officers and key management personnel a matching bonus equal to the amount of the current quarterly bonus. This matching bonus is earned and payable over two years, provided the participant is still employed by Stratos at the time of payment and performance has been satisfactory. If employment is terminated during the two-year period for any reason other than death, disability or retirement, or if employment performance is not satisfactory, the matching bonus is forfeited.

	Performance or	Estimated Future Payouts Under
	Other Period	Non-Stock Price-Based Plans
	Until Maturation	Threshold	Target	Maximum
Name	or Payout (1)	($)	($)	($)
Phillip A. Harris		—	—	—
Joe D. Norwood	1 Year	36,033	36,033	36,033
Richard C.E. Durrant	1 Year	18,203	18,203	18,203
Barry Hollingsworth	1 Year	12,294	12,294	12,294

(1)	Subject to the conditions discussed above, the matching bonus is earned and payable fifty percent (50%) one year after the end of the relevant fiscal quarter and fifty percent (50%) two years after the end of the relevant fiscal quarter.
Employment Contracts, Termination of Employment and Change of Control Arrangements
     2000 Stock Plan and 2003 Stock Plan. The Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated, (the “2000 Stock Plan”) and the Stratos Lightwave, Inc. 2003 Stock Plan (the “2003 Stock Plan”) provide that if in the year following a change of control a participant is terminated without cause or resigns for reasons relating to relocation or decreased responsibilities or compensation, all stock options and restricted stock awards would vest. In the event of an extraordinary corporate transaction such as a merger, the committee of the Stratos board of directors administering the 2000 Stock Plan and the 2003 Stock Plan could provide a cash payment or substitute award to be delivered to participants in exchange for their outstanding options and restricted stock awards.
     Under the 2000 Stock Plan and the 2003 Stock Plan, a “change of control” shall be deemed to have occurred if (1) any person (other than any subsidiary or any employee benefit plan of Stratos) is or becomes a beneficial owner, directly or indirectly, of Stratos shares representing 25% (30% under the 2003 Stock Plan) or more of the total voting power of Stratos’ then-outstanding stock; (2) a tender offer meeting certain criteria is made for Stratos shares; or (3) individuals who were the Stratos board’s nominees for election as directors immediately prior to a meeting of the Stratos stockholders involving a contest for the election of directors shall not constitute a majority of the Stratos board following the election.
     The closing of the merger with Sterling on November 6, 2003 constituted a change of control for purposes of the 2000 Stock Plan.
     Stratos Management Retention Agreements.
     On February 1, 2005, Stratos entered into a Management Retention Agreement with Phillip A. Harris, pursuant to which Mr. Harris will be entitled to certain severance payments under certain circumstances. Generally, Mr. Harris’ agreement provides a severance payment of 200% of base salary (currently $$240,000 annually) if Mr. Harris’ employment is terminated (i) involuntarily by Stratos other than for cause (as defined in the agreement), (ii) voluntarily by Mr. Harris for good reason (as defined in the agreement), (iii) voluntarily, for any reason, following the occurrence of a change of control (as defined in the agreement), or (iv) in the event of Mr. Harris’ death or disability (as defined in the agreement).
     On April 21, 2006, the Compensation Committee of the Board of Directors of Stratos adopted and approved three year management retention agreements between Stratos and certain officers, including Joe Norwood, Richard Durrant and Barry Hollingsworth, pursuant to which such officers will be entitled to certain severance payments under certain circumstances. Generally, the agreements provide a severance payment of 100% of base salary and a pro-rated portion of the annual target bonus if, following the occurrence of a “change of control” (as defined in the agreements), the officer’s employment is terminated (i) involuntarily by Stratos other than for “cause” (as defined in the agreements), or (ii) voluntarily by the employee for “good reason” (as defined in the agreements) within two years following the change of control.
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
     Employee Stock Purchase Plan. In November 2003, Stratos’ stockholders adopted the Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to assist eligible employees of Stratos and its designated subsidiary corporations in acquiring stock ownership in Stratos.
     Under the ESPP, an eligible employee will be granted options to purchase shares of Stratos common stock through payroll deductions, at a discount from the then current market price, without payment of commissions or other charges. The proceeds, if any, received by Stratos from the sale of shares of common stock pursuant to the ESPP will be used for general corporate purposes. There were no options granted under the ESPP in fiscal year 2006.
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
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The Stratos compensation committee during the 2006 fiscal year was composed of Messrs. O’Connell, Bristol and Barrett. No interlocking relationships exist between any member of the Stratos Board of

Directors or compensation committee and any member of any other company’s board of directors or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Equity Compensation Plans
     The following table sets forth, for each Stratos equity compensation plan, the number of outstanding options and the number of shares remaining available for issuance as of the end of the 2006 fiscal year.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	( c)
Equity compensation plans approved by security holders	290,526	$15.94	1,597,860
No awards are outstanding under any equity compensation plan not approved by security holders.

Security Ownership of Five Percent Beneficial Owners
     The following table sets forth all persons known to Stratos to be the beneficial owner of more than five percent of the outstanding shares of Stratos common stock as of August 18, 2006.

			Number of
	Number of		Shares
	Shares of		of Series B
	Common	Percent of	Preferred	Percent of
	Stock	Class	Stock	Class
Steel Partners II, LP (1)	2,183,650	15.1	—	0.0%
590 Madison Ave, New York, New York 10022

Dimensional Fund Advisors Inc (2)	1,105,417	7.6	—	0.0%
1299 Ocean Avenue 11th Floor Santa Monica, CA 90401

Quaker Capital Management Corporation (3)	1,034,800	7.1
401 Wood Street Suite 1300 Pittsburgh, PA 15222

William N. Stout (4)	887,543	6.1	9,462	93.8%
8084 McKenzie Ct. Las Vegas, Nevada 89129

(1)	Based on a Statement on Schedule 13D/A filed by STEEL PARTNERS II, L.P. with the SEC on June 12, 2006.

(2)	Based on a Statement on Schedule 13F filed by Dimensional Fund Advisors Inc. with the SEC on June 30, 2006.

(3)	Based on a Statement on Schedule 13F filed by Quaker Capital Management Corporation with the SEC on June 30, 2006.

(4)	Based on a Statement on Schedule 13G/A filed by William N. Stout with the SEC on February 14, 2006.

Ownership of Stratos Common Stock by Stratos Directors and Executive Officers
     The following table sets forth the number of shares of Stratos common stock beneficially owned as of August 18, 2006 by each of Stratos’ directors and executive officers, and by all directors and executive officers as a group. The address of each beneficial owner listed in the below table is c/o Stratos International, Inc., 7444 West Wilson Avenue, Chicago, Illinois 60706. Except as otherwise noted, the individual director or executive officer or his or her family members had sole voting and investment power with respect to such securities.

	Number of Shares
	and Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Barrett, Reg (1)	101,826	0.7%
Bristol, Kenne (2)	44,000	0.3%
Durrant, Richard (3)	64,165	0.4%
Harris, Phillip A (4)	192,100	1.3%
Hollingsworth, Barry (5)	35,300	0.2%
Howe, David (6)	93,110	0.6%
Nelsen, Charles Dan (7)	36,385	0.2%
Norwood, Joe (8)	201,655	1.4%
O’Connell, Edward (9)	36,080	0.2%
Stark, Brian (10)	24,000	0.2%
Starks, Newell (11)	225,922	1.5%

All Directors and Executive Officers as a Group (11 individuals) (12)	1,054,543	7.2%

(1)	Includes 39,368 shares of restricted common stock.

(2)	Includes 36,000 shares of restricted common stock.

(3)	Includes 34,105 shares of restricted common stock, and 18,289 shares of common stock subject to options that are exercisable.

(4)	Includes 145,600 shares of restricted common stock, and 3,798 shares of common stock held in a 401(k) account.

(5)	Includes 32,344 shares of restricted common stock, and 1,750 options that are exercisable.

(6)	Includes 29,684 shares of restricted common stock.

(7)	Includes 29,684 shares of restricted common stock, and 385 shares of common stock held in an individual retirement account.

(8)	Includes 53,580 shares of restricted common stock, and 124,215 shares of common stock as beneficiary of Norwood Family Trust dated November 10, 2003.

(9)	Includes 29,684 shares of restricted common stock, 50 shares of common stock held jointly with his wife, 30 shares of common stock held in an individual retirement account.

(10)	Includes 24,000 shares of restricted common stock.

(11)	Includes 76,350 shares of restricted common stock, 12,421 shares of common stock held as sole member of Kennan Road LLC and 106,799 shares of common stock held as sole member of Kennan Road II LLC.

(12)	Includes 20,039 shares of common stock subject to options that are exercisable, 4,213 shares of common stock held in retirement plans, 124,215 shares of common stock held in trust, 50 shares of common stock held jointly and 530,783 shares of restricted common stock.
Item 13. Certain Relationships and Related Transactions.
     During fiscal 2006, Mr. Starks was paid a total of $61,384 in salary while he was serving as our Chief Strategy Officer.
Item 14. Principal Accountant Fees and Services.
     On August 1, 2005, the audit committee engaged BDO Seidman, LLP (“BDO”) to serve as the independent registered public accounting firm of Stratos for the fiscal year ending April 30, 2006 and of the 401(k) Plan for the fiscal year ending April 30, 2005. BDO replaced Ernst & Young LLP (“Ernst & Young”), which served as the independent registered public accounting firm of Stratos for the fiscal year ended April 30, 2005 and of the 401(k) Plan for the fiscal year ended April 30, 2004 and was dismissed effective August 1, 2005. The following table presents fees for professional services rendered by BDO and Ernst & Young in fiscal 2006 and fiscal 2005.

	2006	2005
Audit Fees	533,473	519,023
Audit-Related Fees	20,940	118,980
Tax Fees	29,820	38,594
All Other Fees

Total	584,233	676,597
     “Audit Fees” are fees Stratos paid to BDO and Ernst & Young for professional services relating to the annual audit of Stratos’ consolidated financial statements included in Stratos’ annual report on Form 10-K, review of the financial statements included in Stratos’ quarterly reports on Form 10-Q and the filing of registration statements with the SEC. “Audit-Related Fees” consist of fees paid to BDO and Ernst & Young for services associated with the audit of our 401(k) Plan and due diligence assistance related to business acquisitions. “Tax Fees” relate primarily to fees paid to BDO and Ernst & Young in connection with consultations on various tax planning and compliance matters. “All Other Fees” are fees for any products and services provided by BDO and Ernst & Young that are not included in the first three categories.
     All audit-related services, tax services and other services are pre-approved by the audit committee prior to performance. In some cases, pre-approval is provided by the full audit committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget. In other cases, the Chairman of the audit committee has the delegated authority from the audit committee to pre-approve additional services, and such pre-

approvals are then communicated to the full audit committee. In its pre-approval and review of non-audit service fees, the audit committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)1. Financial Statements. The financial statements listed under “Stratos International, Inc. Index to Financial Statements” on page F-1 were filed as part of the annual report on Form 10-K filed July 28, 2006.
     2. Financial Statement Schedule. Schedule II — Valuation and Qualifying Accounts and reserves was filed as part of the annual report on Form 10-K filed July 28, 2006.
     3. Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended April 30, 2005)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant ***

3.3	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10 K for the fiscal year ended April 30, 2005)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/ A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

Exhibit
Number	Description of Document

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

10.3	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.4	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.5	Amendment to Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Appendix B to registrant’s definitive proxy statement filed August 8, 2006)

10.6	Management Retention Agreement between the Registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.7	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan (incorporated by reference to Exhibit 99.1 on form 8-K, filed on December 6, 2005)

10.8	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)

10.9	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.10	Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.11	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.12	Amendment to Management Retention Agreement between the Registrant and James McGinley** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)

10.13	Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.14	Amendment to Management Retention Agreement between the Registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.15	Amendment to Management Retention Agreement between the Registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)

10.16	Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

Exhibit
Number	Description of Document

10.17	Amendment to Management Retention Agreement between the Registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.18	Agreement dated May 3, 2004 concerning expense reimbursement between the Registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.19	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.17 on Form 10-K/ A filed on August 30, 2004)

10.20	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

10.21	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)

10.22	Form of Management Retention Agreement** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

10.23	Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.24	Amendment to Restricted Stock Agreement between the Registrant and Phillip A. Harris, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

10.25	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.26	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated March 9, 2005** (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.27	Restricted Stock Agreement between the Registrant and Newell V. Starks, dated December 6, 2005 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.28	Schedule of Non-Management Director Fees** (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)

10.29	Summary Schedule of Officer Compensation** ***

10.30	Form of the 2006 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.31	2007 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

14	Stratos International, Inc. Code of Business Conduct and Ethics (posted on registrant’s website at www.stratosinternational.com)

21	List of Subsidiaries ***

Exhibit
Number	Description of Document
23.1	Consent of BDO Seidman, LLP ***

23.2	Consent of Ernst & Young LLP ***

24	Power of Attorney ***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer***

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer***

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

***	Previously filed

†	Previously furnished as exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STRATOS INTERNATIONAL, INC.
BY: /s/ PHILLIP A. HARRIS
President and Chief Executive Officer
AUGUST 28, 2006