Form 10-Q
period 2006-07-31
STRATOS INTERNATIONAL INC
filed 2006-09-12
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 I
For the quarterly period ended July 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
The registrant had 14,409,598 shares of $.01 par value common stock outstanding as of September 12, 2006.

STRATOS INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	April 30,
	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,901	$11,742
Short-term investments	20,000	19,000
Accounts receivable, less allowance ($546 and $575)	13,796	13,606
Inventories
Finished products	2,528	3,428
Work in process	1,280	954
Materials	12,124	11,100

	15,932	15,482
Refundable income taxes	1,837	1,837
Prepaid expenses and other current assets	1,300	590

Total current assets	60,766	62,257

Other assets
Goodwill and other indefinite-lived assets	5,664	5,664
Intangible and other assets, net of amortization	11,487	11,832
Assets held for sale	2,600	2,864
Other Assets	100	100

	19,851	20,460

Property, plant and equipment	90,936	90,497
Less allowance for depreciation	75,540	74,060

	15,396	16,437

Total assets	$96,013	$99,154

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,603	$4,724
Other current liabilities	5,470	6,028
Income taxes payable	209	216

Total current liabilities	11,282	10,968

Series B redeemable preferred stock	1,009	1,979

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 1,000,000 shares; issued and outstanding 10,090 and 19,790 shares of Series B redeemable preferred stock at July 31, 2006 and April 30, 2006 respectively.	—	—
Common stock, $0.01 par value: Authorized 20,000,000 shares; issued 14,999,706, and 14,942,164 shares at July 31, 2006 and April 30, 2006, respectively.	150	149
Cost of shares in treasury: 486,308 and 301,521 shares at July 31, 2006 and April 30, 2006 respectively.	(3,124)	(1,871)
Additional paid-in capital	318,658	322,607
Accumulated deficit	(231,818)	(230,269)
Unearned compensation	—	(4,400)
Accumulated other comprehensive loss	(144)	(9)

Total shareholders’ equity	83,722	86,207

Total liabilities and shareholders’ equity	$96,013	$99,154

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	July 31,
	2006	2005
Revenues:
Net sales	$21,064	$20,480
License fees and royalties	130	144

Total revenues	21,194	20,624

Cost of revenues	14,688	12,453

Gross profit	6,506	8,171

Operating expenses:
Research and development	1,911	2,004
Sales and marketing	2,540	2,547
General and administrative	3,986	4,304

Total operating expenses	8,437	8,855

Loss from operations	(1,931)	(684)
Investment income, net	363	252
Other income (expenses)	306	(647)

Loss before income taxes	(1,262)	(1,079)
Income tax provision	—	(9)

Net loss	(1,262)	(1,088)

Preferred stock dividend	(287)	(87)

Net loss attributable to common shareholders	$(1,549)	$(1,175)

Per share data, basic and diluted:
Net loss	$(0.09)	$(0.08)
Preferred stock dividend requirements	(0.02)	(0.01)

Net loss attributable to common shareholders	$(0.11)	$(0.09)

Weighted average number of common shares outstanding
Basic and diluted	13,694	13,894

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	July 31,
	2006	2005
Operating activities:
Net loss	$(1,262)	$(1,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	1,499	1,461
Provision for amortization of intangible assets	345	346
Provision for amortization of unearned compensation	339	203
Provision for losses on accounts receivable	—	39
Provison for obsolete and overstock inventory	236	597
Loss on disposal of assets	10	—
Change in operating assets and liabilities:
Accounts receivable	(191)	233
Inventories	(686)	486
Prepaid assets and other assets	(710)	5,519
Accounts payable and accrued expenses	314	(4,667)

Net cash provided by (used in) operating activities	(106)	3,129

Investing activities:
Purchases of property, plant and equipment	(203)	(424)
Purchases of short-term investments	(2,000)	(8,395)
Sales of short-term investments	1,000	3,000
Proceeds from sale of assets	—	46

Net cash used in investing activities	(1,203)	(5,773)

Financing activities:
Repayments on long-term borrowings	—	(373)
Dividends on preferred stock	(287)	(87)
Net proceeds from exercise of stock options	113	57
Purchase of shares for treasury	(1,253)	—
Redemption of preferred shares	(970)	—

Net cash used in financing activities	(2,397)	(403)

Effect of exchange rates on cash	(135)	404

Net decrease in cash and cash equivalents	(3,841)	(2,643)
Cash and cash equivalents at beginning of period	11,742	13,276

Cash and cash equivalents at end of period	$7,901	$10,633

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	July 31,
	2006	2005

Net loss	$(1,262)	$(1,088)
Other comprehensive loss:
Foreign currency translation adjustments	(135)	404

Comprehensive loss	$(1,397)	$(684)

     See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
     1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Stratos’ fiscal reporting year ends on the closest Saturday to April 30th. Stratos’ fiscal reporting quarter ends on the closest Saturday to the end of the last month of the fiscal quarter. For simplicity purposes Stratos refers to its quarter end as July 31, 2006 and fiscal year end as April 30, 2006. Stratos uses rounding in its financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate.
     2. Recent Accounting Pronouncements
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
     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We have not entered into exchanges that could be considered nonmonetary.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We have adopted SFAS No. 151 effective for our fiscal year 2007. SFAS No. 151 does not have a material effect on the valuation of our inventory.
     3. Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Stratos adopted SFAS No. 123(R) at the beginning of fiscal 2007. We adopted the prospective method of transition under the statement. Under this method, we began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. SFAS No. 123 (R) does not have a material effect on our financial statements for the period ended July 31, 2006.
     No stock options have been issued since 2003, including the three months ended July 31, 2006, and 2005. Unearned compensation was reclassified to additional paid-in capital for the period ended July 31, 2006 in accordance with SFAS 123R. The following tables illustrates options outstanding under all plans as of July 31, 2006 and April 30, 2006:

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006

	Options outstanding			Options Exercisable
	at July 31, 2006			at July 31, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Excise Prices	Shares	Life (years)	Price	Shares	Price

$2.63 - 7.60	199,654	6.67	$3.82	197,149	$3.79
$27.50 - 59.80	51,708	4.57	$51.57	51,645	$51.60
$105.80 - 210.00	2,988	4.09	$170.68	2,988	$170.68

Total	254,350	6.21	$15.49	251,782	$15.58

	Options outstanding			Options Exercisable
	at April 30, 2006			at April 30, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Excise Prices	Shares	Life (years)	Price	Shares	Price

$2.63 - 7.60	232,830	6.91	$3.76	230,325	$3.74
$27.50 - 59.80	51,708	4.82	$51.57	51,645	$51.60
$105.80 - 210.00	5,988	4.25	$181.77	5,988	$181.77

Total	290,526	6.48	$15.94	287,958	$16.03
     The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance at April 30, 2006	290,526	$15.94
Granted	—	$—
Exercised	(33,176)	$—
Cancelled	(3,000)	$192.81

Balance at July 31, 2006	254,350	$15.49

     4. Loss Per Share
     The effect of outstanding stock options and unvested restricted stock awards have not been considered in the determination of diluted weighted average shares outstanding because their effect would be antidilutive.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
     5. Intangible Assets
     Amortizable intangible assets were comprised of the following:

	July 31, 2006			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Customer relationships	$10,800	$(2,375)	$8,425	$10,800	$(2,159)	$8,641	12.50 years
Patents and related technology	4,368	(1,366)	3,002	4,368	(1,295)	3,073	14.25 years
Developed software	700	(640)	60	700	(582)	118	3.00 years

Total amortized intangible assets	$15,868	$(4,381)	$11,487	$15,868	$(4,036)	$11,832

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Amortization amount	$(1,266)	$(1,148)	$(1,148)	$(1,148)	$(1,148)	$(5,974)

     Amortization for intangible assets was $0.3 million, and $0.3 million for the three months ended July 31, 2006 and 2005, respectively.
     6. Assets Held For Sale
     Assets held for sale at July 31, 2006 are comprised of real property that is no longer in use. We are actively marketing those assets for sale, and we expect to sell those assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.
     We have reclassified certain machinery and equipment that was previously classified as assets held for sale back to property plant and equipment. The machinery and equipment has a useful life of 5 years and has been fully depreciated to its net realizable value, $264,000. The machinery and equipment should be sold or disposed of during fiscal 2007.
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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2007	Utilized through	Balance
	April 30, 2006	Charges	July 31, 2006	July 31, 2006

Employee costs	$320	$—	$(144)	$176
Idle facility rental	946	—	(208)	738

Total	$1,266	$—	$(352)	$914

     8. Income Taxes
     Through July 31, 2006, we recorded a valuation allowance of $80.3 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
     We have net operating loss carryforwards of approximately $180.6 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2026.
     9. Other Current Liabilities
     Other current liabilities consist of accrued expenses, and are detailed as follows:

	July 31,	April 30,
Other Current Liabilities	2006	2006

Employee costs	$2,161	$2,514
Other	754	456
Rent — idle facilities	738	946
Deferred Sales and claims	536	536
Commissions	529	801
Professional Fees	387	441
Real estate and other taxes	365	334

Total	$5,470	$6,028

     10. Litigation
     From time to time, Stratos becomes involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations.

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
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
     In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed a complaint for declaratory judgment in the United States District Court, Northern District of Illinois to deny coverage to Stratos for the Lego and Campbell lawsuits. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage or the reimbursement of the defense costs. We filed an appeal of the ruling. In November 2005, the lawsuit was settled as disclosed in our results for the quarter ended January 31, 2006.
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

STRATOS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2006
amount was recorded as litigation settlements in the fiscal 2005 Consolidated Statement of Operations.
     11. Subsequent Events
     On September 6, 2006 we entered into an agreement for the sale and leaseback of our land and buildings located in Chicago Illinois. The real estate is comprised of approximately 6.3 acres of land and is improved with three buildings. The purchase price of the property is approximately $9.9 million subject to an agreed upon reduction for environmental clean-up costs to be determined during the “Inspection and Feasibility Period”. At the closing the purchaser will deliver $7.4 million in cash, as adjusted and a three-year note for $2.5 million secured by a second mortgage. The promissory note shall provide monthly interest-only payments at the 30 day LIBOR rate plus 2%. The rate will be reset on the first business day of each calendar month.
     The agreement provides for a 60 day “Inspection and Feasibility Period” for the purchaser to make investigations and tests with regards to zoning and building code requirements, environmental matters, economic matters and other matters applicable to the property as the purchaser deems advisable. If the purchaser in its sole discretion determines that the result of any inspection, test, investigation or other verification is unacceptable or unsatisfactory, or if the purchaser does not obtain financing and municipal approvals, the purchaser may terminate the agreement before the expiration of the “Inspection and Feasibility Period”.
     Upon consummation of the closing we will enter into a lease of the buildings currently occupied for a period of three years at an annual rate of $0.6 million payable monthly. We will be responsible for payment of all expenses and real-estate taxes for the term of the lease.

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

Results of Operations
Three Months Ended July 31, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$21,064	99.4%	$20,480	99.3%	$584	2.9%
License fees and royalties	130	0.6%	144	0.7%	(14)	(9.7%)

Total revenues	21,194	100.0%	20,624	100.0%	570	2.8%

Costs of revenues	14,688	69.3%	12,453	60.4%	2,235	17.9%

Gross profit	6,506	30.7%	8,171	39.6%	(1,665)	(20.4%)

Operating expenses:
Research and development	1,911	9.0%	2,004	9.7%	(93)	(4.6%)
Sales and marketing	2,540	12.0%	2,547	12.3%	(7)	(0.3%)
General and administrative	3,986	18.8%	4,304	20.9%	(318)	(7.4%)
Litigation settlements, net	—	0.0%	—	0.0%	—	0.0%

Total operating expenses	8,437	39.8%	8,855	42.9%	(418)	(4.7%)

Loss from operations	(1,931)	(9.1%)	(684)	(3.3%)	(1,247)	182.3%

Investment income, net	363	1.7%	252	1.2%	111	44.0%
Other expense	306	1.4%	(647)	(3.1%)	953	(147.3%)

Loss before income taxes	(1,262)	(6.0%)	(1,079)	(5.2%)	(183)	17.0%
Provision for income taxes	—	0.0%	(9.00)	(0.0%)	9	0.0%

Net loss	$(1,262)	(6.0%)	$(1,088)	(5.3%)	$(174)	16.0%

     Net Sales: Net sales for the three months ended July 31, 2006 increased to $21.1 million from $20.5 million in the quarter ended July 31, 2005. This $0.6 million net increase was a result of an increase of $0.9 million in net sales into other end markets, an increase of $0.4 million in net sales into the storage/enterprise end market, and a $0.2 million increase in net sales into the data networking end market. The increase was offset in part by a decrease of $0.6 million of net sales into the military/governmental end market and a $0.3 million decrease in net sales into the telecom/metro end market.
     License Fees and Royalties: Income from license fees and royalties was $0.1 million in the three months ended July 31, 2006 and $0.1 million in the three months ended July 31, 2005. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $16.0 million as of July 31, 2006 from $13.6 million as of April 30, 2006. The backlog in our Optical Group increased $2.1 million during the quarter ended July 31, 2006. The increase consisted of $0.7 million in video products, $0.7 million in active products and $0.5 million in passive products. The backlog in RF Microwave increased $0.3 million during the quarter ended July 31, 2006. Our backlog was $10.4 million at July 31, 2005.
     Cost of Revenues and Gross Margins: Cost of revenues increased to $14.7 million in the three months ended July 31, 2006 from $12.5 million in the three months ended July 31, 2005. Gross profit decreased to $6.5 million for the quarter ended July 31, 2006 from $8.2 million for the quarter ended July 31, 2005. Gross profit as a percentage of total revenues decreased to 30.7% in the three months ended July 31, 2006 from 39.6% in the comparable prior year period. The decrease in gross profit is primarily attributed to changes in customer product mix, competitive pricing concessions and increased manufacturing costs.
     Research and Development: Research and development expenses decreased to $1.9 million in the three months ended July 31, 2006 from $2.0 million in the three months ended July 31, 2005. The decrease is attributed to a slight decrease in R&D materials and other operating expenses.
     Sales and Marketing: Sales and marketing expenses were $2.5 million in the three months ended July 31, 2006 and $2.5 million for the three months ended July 31, 2005. There were no significant changes in salaries, commissions or any operating expenses within sales and marketing.
     General and Administrative: General and administrative expenses decreased to $4.0 million in the three months ended July 31, 2006 from $4.3 million in the three months ended July 31, 2005. The $0.3 million decrease was due to $0.2 million reduction in corporate salaries and fringe benefits and $0.1 million reduction in general and administrative operating expenses.
     Investment income, net: Investment income increased to $0.4 million in the quarter ended July 31, 2006 from $0.3 million in the quarter ended July 31, 2005. Investment income consists of earnings on the short-term investments of excess cash balances. The increase in the three months ended July 31, 2006 reflects increased interest rates during the period.
     Other expenses: Other expenses in the three months ended July 31, 2006 and 2005 principally represents unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom. In addition, in the three months ended July 31, 2005 we recorded $0.2 million relating to the resolution and reversal of a prior period accrual partially offset by the recognition of a $0.1 million accrual, previously contested by Stratos, for the liability related to a prior period.
     Income Taxes: Through April 30, 2006 we had recorded a valuation allowance of $80.3 million against deferred income tax assets primarily associated with tax loss carry forwards, because the significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard. We continued to experience operating losses during the three months just ended, and an additional valuation allowance of $0.4 million was recorded, which eliminated the tax benefit attributable to the net loss incurred in the first quarter of fiscal year 2006.

Liquidity and Capital Resources
     Net cash used by operating activities totaled ($0.1) million for the three months ended July 31, 2006. Our net loss was ($1.3) million. Depreciation and amortization was $2.2 million. The provision for obsolete inventory was $0.2 million. Cash used for increases in current assets was ($1.6) million. Cash provided by increases in current liabilities was $0.3 million.
     Net cash provided by operating activities totaled $3.1 million for the three months ended July 31, 2005. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of ($1.8) million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. In addition, the net cash provided by operations was adversely affected by the decrease in accounts payable and accrued expenses offset partially by positive earnings before depreciation and amortization and the decrease in the levels of accounts receivable and inventory.
     Days sales outstanding in accounts receivable was 59 days at July 31, 2006 compared to 60 days at April 30, 2006.
     Net cash used in investing activities was ($1.2) million for the three months ended July 31, 2006, consisting of an increase in short term investments of ($1.0) million and capital expenditures of ($0.2) million.
     Net cash used in investing activities totaled ($5.8) million in the three months ended July 31, 2005, including a ($5.4) million net increase in short-term investments and ($0.4) million for the purchase of equipment. Net cash used in financing activities was ($2.4) million for the three months ended July 31, 2006. Purchase of shares for the treasury used (1.2) million, redemption of preferred shares used ($1.0) million and preferred dividends used (0.3) million. Net proceeds from the exercise of stock options provided $0.1 million.
     Net cash used in financing activities totaled ($2.4) million in the three months ended July 31, 2006. The amount consisted of ($1.3) million for the repurchase of shares for the treasury, ($0.9) million for the redemption of preferred shares and ($0.3) million in preferred dividends. Net proceeds from the exercise of stock options were $0.1 million for the quarter ended July 31, 2006.
     Net cash used in financing activities was ($0.4) million in the three months ended July 31, 2005. This amount consisted of a ($0.4) million repayment of borrowings and ($0.1) million of dividend payments on preferred stock, offset in part by $0.1 million of proceeds from exercise of stock options.
     As of July 31, 2006, our principal source of liquidity was approximately $27.9 million in cash, cash equivalents and short-term investments.
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
     Our significant accounting policies are described in our Form 10-K for the year ended April 30, 2006. There have been no significant changes to those accounting policies subsequent to that filing.

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
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

			Total No. of	Maximum No.
			Shares	of Shares that
	Total No. of		Purchased as	May Yet Be
	Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid Per Share	Announced Plan	Under the Plan
May 1, 2006 through May 31, 2006	60,042	$6.86	60,042	1,539,811
June 1, 2006 through June 30, 2006	65,458	$6.74	65,458	1,474,353
July 1, 2006 through July 31, 2006	59,287	$6.74	59,487	1,414,866
All repurchases in this table were completed through open market purchases pursuant to our stock repurchase program commenced in 2005. Pursuant to the stock repurchase program, we intend to repurchase a number of shares approximately equal to the number of shares of our common stock we issue or anticipate issuing pursuant to our Stratos Lightwave, Inc. 2003 Stock Plan on or after July 29, 2005, which is equal to the 1,847,889 shares available for grant under the 2003 Stock Plan as of August 5, 2005. There is no set expiration date for the stock repurchase program.

Item 6.      Exhibits

Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10 K filed July 29, 2005)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 28, 2006)

3.3	Bylaws of registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 29, 2005)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/ A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between registrant and registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated** (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

10.3	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.4	Amendment to Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Appendix B to registrant’s definitive proxy statement filed August 8, 2006)

10.5	Management Retention Agreement between the registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.6	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 99.1 on Form 8-K, filed on December 6, 2005)

10.7	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)

10.8	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.9	Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.10	Amendment to Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.11	Amendment to Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)

10.12	Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.13	Amendment to Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.14	Amendment to Management Retention Agreement between the registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)

10.15	Management Retention Agreement between the registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.16	Amendment to Management Retention Agreement between the registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.17	Agreement dated May 3, 2004 concerning expense reimbursement between the registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.18	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.17 on Form 10-K/ A filed on August 30, 2004)

10.19	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

10.20	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)

10.21	Form of Management Retention Agreement** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

10.22	Restricted Stock Agreement between the registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.23	Amendment to Restricted Stock Agreement between the registrant and Phillip A. Harris, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

10.24	Restricted Stock Agreement between the registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.25	Restricted Stock Agreement between the registrant and Newell V. Starks, dated March 9, 2005** (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.26	Restricted Stock Agreement between the registrant and Newell V. Starks, dated December 6, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.27	Schedule of Non-Management Director Fees** (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)

10.28	Summary Schedule of Officer Compensation** (incorporated by reference to Exhibit 10.29 on Form 10-K filed July 28, 2006)

10.29	Form of the 2006 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.30	2007 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2006	Stratos International, Inc.

	By:	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer

	By:	/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer