Form 10-Q
period 2006-10-31
STRATOS INTERNATIONAL INC
filed 2006-12-12
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-30869
STRATOS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-4360035
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7444 West Wilson Avenue	60706
Chicago, Illinois 60706
(Address of Principal Executive	(Zip Code)
Offices)
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
Yes ☐      No ☑
The registrant had 14,492,028 shares of $.01 par value common stock outstanding as of December 12, 2006.

STRATOS INTERNATIONAL, INC.
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets as of October 31, 2006 (unaudited) and April 30, 2006	3
Condensed Consolidated Statements of Operations for the three months and six months ended October 31, 2006 and 2005 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2006 and 2005 (unaudited)	5
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended October 31, 2006 and 2005 (unaudited)	6
Notes to Condensed Consolidated Financial Statements as of October 31, 2006 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26

SIGNATURES	30

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	April 30,
	2006	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,993	$11,742
Short-term investments	18,150	19,000
Accounts receivable, less allowance ($566 and $575)	14,724	13,606
Inventories
Finished products	3,206	3,428
Work in process	942	954
Materials	14,142	11,100

	18,290	15,482
Refundable income taxes	1,837	1,837
Prepaid expenses and other current assets	818	590

Total current assets	61,812	62,257

Other assets
Goodwill and other indefinite-lived assets	5,664	5,664
Intangible and other assets, net of amortization	11,141	11,832
Assets held for sale	2,600	2,864
Other Assets	100	100

	19,505	20,460

Property, plant and equipment	91,224	90,497
Less allowance for depreciation	77,020	74,060

	14,204	16,437

Total assets	$95,521	$99,154

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,945	$4,724
Other current liabilities	5,279	6,028
Income taxes payable	207	216

Total current liabilities	10,431	10,968

Series B redeemable preferred stock	982	1,979

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 1,000,000 shares; issued and outstanding 9,820 and 19,790 shares of Series B redeemable preferred stock at October 31, 2006 and April 30, 2006 respectively	—	—
Common stock, $0.01 par value: Authorized 20,000,000 shares; issued 15,072,743, and 14,942,164 shares at October 31, 2006 and April 30, 2006, respectively	151	149
Cost of shares in treasury: 582,818 and 301,521 shares at October 31, 2006 and April 30, 2006 respectively	(3,723)	(1,871)
Additional paid-in capital	319,033	322,607
Accumulated deficit	(231,070)	(230,269)
Unearned compensation	—	(4,400)
Accumulated other comprehensive loss	(283)	(9)

Total shareholders’ equity	84,108	86,207

Total liabilities and shareholders’ equity	$95,521	$99,154

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues:
Net sales	$23,036	$18,949	$44,100	$39,429
License fees and royalties	196	65	327	209

Total revenues	23,232	19,014	44,427	39,638

Cost of revenues	14,419	12,262	29,107	24,715

Gross profit	8,813	6,752	15,320	14,923

Operating expenses:
Research and development	2,209	1,839	4,121	3,843
Sales and marketing	2,697	2,536	5,238	5,083
General and administrative	3,652	3,562	7,637	7,866
Restructuring and other charges	—	483	—	483

Total operating expenses	8,558	8,420	16,996	17,275

Income (loss) from operations	255	(1,668)	(1,676)	(2,352)
Investment income, net	362	295	725	547
Other income (expense)	156	1,027	462	381

Income (loss) before income taxes	773	(346)	(489)	(1,424)
Income tax provision	—	—	—	(9)

Net income (loss)	773	(346)	(489)	(1,433)
Preferred stock dividend	(25)	(88)	(312)	(175)

Net income (loss) attributable to common shareholders	$748	$(434)	$(801)	$(1,608)

Per share data, basic and diluted:
Basic earnings per share	$0.05	$(0.03)	$(0.06)	$(0.12)

Diluted earnings per share	$0.05	$(0.03)	$(0.06)	$(0.12)

Basic number of common shares outstanding	13,658	13,921	13,679	13,913

Diluted number of common shares outstanding	14,625	13,921	13,679	13,913

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	October 31,
	2006	2005
Operating activities:
Net loss	$(489)	$(1,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	3,005	2,910
Provision for amortization of intangible assets	692	692
Provision for amortization of unearned compensation	700	409
Provision for losses on accounts receivable	(9)	89
Provison for obsolete and overstock inventory	316	971
(Gain) loss on sales of assets	28	(34)
Change in operating assets and liabilities:
Accounts receivable	(1,109)	1,577
Inventories	(3,124)	(553)
Prepaid assets	(227)	(273)
Other assets	—	5,932
Accounts payable and accrued expenses	(677)	(7,022)

Net cash provided by (used in) operating activities	(894)	3,265

Investing activities:
Purchases of property, plant and equipment	(535)	(585)
Purchases of short-term investments	(2,000)	(12,895)
Sales of short-term investments	2,850	6,947
Proceeds from sale of assets	—	40
Proceeds from sale of assets held for sale	—	53

Net cash provided by (used in) investing activities	315	(6,440)

Financing activities:
Repayments on long-term borrowings	—	(815)
Dividends on preferred stock	(312)	(175)
Net proceeds from exercise of stock options	265	89
Purchase of shares for treasury	(1,852)	—
Redemption of preferred shares	(997)	—

Net cash used in financing activities	(2,896)	(901)

Effect of exchange rates on cash	(274)	315

Net decrease in cash and cash equivalents	(3,749)	(3,761)
Cash and cash equivalents at beginning of period	11,742	13,276

Cash and cash equivalents at end of period	$7,993	$9,515

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Net income (loss)	$773	$(346)	$(489)	$(1,433)
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(89)	(274)	315

Comprehensive Income (loss)	$634	$(435)	$(763)	$(1,118)

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
          1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
          Stratos’ fiscal reporting year ends on the closest Saturday to April 30th. Stratos’ fiscal reporting quarter ends on the closest Saturday to the end of the last month of the fiscal quarter. For simplicity purposes Stratos refers to its second quarter end as October 31, 2006 and fiscal year end as April 30, 2006. Stratos uses rounding in its financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate.
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
          In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to require that exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS No. 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We have not entered into exchanges that could be considered nonmonetary.
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We have adopted SFAS No. 151 effective for our fiscal year 2007. SFAS No. 151 has not had a material effect on the valuation of our inventory.
          3. Stock-Based Compensation
          In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Stratos adopted SFAS No. 123(R) at the beginning of fiscal 2007. We adopted the prospective method of transition under the statement. Under this method, we began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. SFAS No. 123(R) did not have a material effect on our financial statements for the period ended October 31, 2006.
          No stock options have been issued during the six months ended October 31, 2006, and 2005. Unearned compensation was reclassified to additional paid-in capital for the period ended October 31, 2006 in accordance with SFAS 123R.
          The following tables illustrate options outstanding under all plans as of October 31, 2006 and April 30, 2006:

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006

	Options outstanding			Options Exercisable
	at October 31, 2006			at October 31, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Shares	Life (years)	Price	Shares	Price

Range of Exercise Prices
$2.63 - 7.60	194,955	6.42	$3.83	193,112	$3.80
$27.50 - 59.80	51,708	4.32	$51.57	51,645	$51.60
$105.80 - 210.00	2,988	3.84	$170.68	2,988	$170.68

Total	249,651	5.95	$15.71	247,745	$15.78

	Options outstanding			Options Exercisable
	at April 30, 2006			at April 30, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Shares	Life (years)	Price	Shares	Price

Range of Exercise Prices
$2.63 - 7.60	232,830	6.91	$3.76	230,325	$3.74
$27.50 - 59.80	51,708	4.82	$51.57	51,645	$51.60
$105.80 - 210.00	5,988	4.25	$181.77	5,988	$181.77

Total	290,526	6.48	$15.94	287,958	$16.03
          The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance at April 30, 2006	290,526	$15.94
Granted	—	—
Exercised	(33,176)	$7.08
Cancelled	(3,000)	$192.81

Balance at July 31, 2006	254,350	$15.49
Granted	—	—
Exercised	(4,699)	$6.46
Cancelled	—	—

Balance at October 31, 2006	249,651	$15.71

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
          4. Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net income (loss) attributable to common shareholders	$748	$(434)	$(801)	$(1,608)

Basic number of common shares outstanding*	13,658	13,921	13,679	13,913

Diluted number of common shares outstanding*	14,625	13,921	13,679	13,913

Basic earnings per share	$0.05	$(0.03)	$(0.06)	$(0.12)

Diluted earnings per share	$0.05	$(0.03)	$(0.06)	$(0.12)

*	weighted average
          5. Intangible Assets
          Amortizable intangible assets were comprised of the following:

	October 31, 2006			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Amortizable Intangible Assets
Customer relationships	$10,800	$(2,591)	$8,209	$10,800	$(2,159)	$8,641	12.50 yrs
Patents and related technology	4,368	(1,436)	$2,932	4,368	(1,295)	3,073	14.25 yrs
Developed software	700	(700)	—	700	(582)	118	3.00 yrs

Total amortized intangible assets	$15,868	$(4,727)	$11,141	$15,868	$(4,036)	$11,832

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Amortization amount	$(1,266)	$(1,148)	$(1,148)	$(1,148)	$(1,148)	$(5,974)

          Amortization for intangible assets was $0.3 million and $0.7 million for the three and six months ended October 31, 2006.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
          6. Assets Held For Sale
          Assets held for sale at October 31, 2006 are comprised of real property that is no longer in use. We are actively marketing these assets for sale, and we expect to sell these assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.
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
          Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2007	Utilized through	Balance
	April 30, 2006	Charges	Oct. 31, 2006	Oct. 31, 2006

Employee costs	$320	$—	$(195)	$125
Idle facility rental	946	—	(367)	579

Total	$1,266	$—	$(562)	$704

          8. Income Taxes
          Through October 31, 2006, we recorded a valuation allowance of $80.0 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
          We have net operating loss carryforwards of approximately $179.7 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2026.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
          9. Other Current Liabilities
          Other current liabilities consist of accrued expenses, and are detailed as follows:

	October 31,	April 30,
	2006	2006

Other Current Liabilities
Employee costs	$2,031	$2,514
Commissions	659	801
Other	591	456
Rent — idle facilities	579	946
Deferred Sales and claims	536	536
Professional Fees	515	441
Real estate and other taxes	368	334

Total	$5,279	$6,028

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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2006
of emotional distress. Campbell sought unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
          In August 2004, Federal Insurance Company, issuer of the Directors’ and Officers’ Insurance policy for Stratos, filed a complaint for declaratory judgment in the United States District Court, Northern District of Illinois to deny coverage to Stratos for the Lego and Campbell lawsuits described above. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and the tender of defense costs to the insurer for reimbursement. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage or the reimbursement of the defense costs. We filed an appeal of the ruling. In November 2005, the lawsuit was settled as disclosed in our results for the quarter ended January 31, 2006.
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
          On September 14, 2006, we announced that our Board of Directors had decided to explore various strategic alternatives for Stratos to maximize shareholder value, including the possible sale of Stratos. In connection with this process, we retained CIBC World Markets Corp. as our exclusive financial advisor. The process continues to be active, and we currently anticipate that the process may be resolved during the third or fourth quarters of our fiscal year. There can be no assurance that the strategic alternatives process will result in a transaction involving Stratos.
Results of Operations
Three Months Ended October 31, 2006 and 2005
          The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	October 31,
	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$23,036	99.2%	$18,949	99.7%	$4,087	21.6%
License fees and royalties	196	0.8%	65	0.3%	131	201.5%

Total revenues	23,232	100.0%	19,014	100.0%	4,218	22.2%

Costs of revenues	14,419	62.1%	12,262	64.5%	2,157	17.6%

Gross profit	8,813	37.9%	6,752	35.5%	2,061	30.5%

Operating expenses:
Research and development	2,209	9.5%	1,839	9.7%	370	20.1%
Sales and marketing	2,697	11.6%	2,536	13.3%	161	6.3%
General and administrative	3,652	15.7%	3,562	18.7%	90	2.5%
Restructuring and other charges	—	0.0%	483	2.5%	(483)

Total operating expenses	8,558	36.8%	8,420	44.3%	138	1.6%

Income (loss) from operations	255	1.1%	(1,668)	(8.8%)	1,923	(115.3%)

Investment income, net	362	1.6%	295	1.6%	67	22.7%
Other income (expense)	156	0.7%	1,027	5.4%	(871)	(84.8%)

Income (loss) before income taxes	773	3.3%	(346)	(1.8%)	1,119	(323.4%)
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

Net income (loss)	$773	3.3%	$(346)	(1.8%)	$1,119	(323.4%)

          Net Sales: Net sales for our second quarter ended October 31, 2006 increased to $23.0 million from $18.9 million in the comparable quarter last year. Of the $4.1 million increase in the second quarter, $1.8 million was from an increase in net sales to the military government end market, $1.2 million was from an increase to other end markets, $0.7 million was from an increase in net sales to the data networking end market, $0.2 million was from an increase in net sales to the storage/enterprise end market and $0.2 million was from an increase in net sales to the telecom/metro end market.
          License Fees and Royalties: License fees increased to $0.2 million in the second quarter ended October 31, 2006 from $0.1 million in the comparable quarter last year. License fees consist of payments contingent upon sales volumes of licensed products.
          Backlog: Our total sales order backlog decreased to $14.2 million during the quarter ended October 31, 2006 from $16.0 million as of July 31, 2006, or a total decrease of ($1.8) million. Backlog in our Optical Group decreased ($2.5) million, consisting of a ($1.7) million decrease in active products, and a ($0.9) million decrease in passive products, partially offset by an increase of $0.1 million in video products. The backlog in RF Microwave increased $0.7 million during the second quarter ended October 31, 2006. Our backlog was $12.8 million at October 31, 2005.

          Cost of Revenues and Gross Margins: Gross profit increased to $8.8 million for the second quarter ended October 31, 2006 from $6.8 million in the comparable quarter last year. Gross margin as a percentage of total revenues increased to 37.9% in the second quarter from 35.5% in the comparable quarter last year. Cost of sales increased to $14.4 million in the second quarter ended October 31, 2006 from $12.3 million in the comparable quarter last year. The increase in gross margins was primarily attributed to improved customer product mix, as the increase in sales of higher profit margin products had a positive effect on the gross margin in the quarter ended October 31, 2006.
          Research and Development. Research and development expenses increased to $2.2 million in the second quarter ended October 31, 2006 from $1.8 million in the comparable quarter last year. The $0.4 million increase was due to $0.3 million increased spending on material for new product development and $0.1 million increase in salaries, wages and benefits.
          Sales and Marketing. Sales and marketing expenses increased to $2.7 million in the quarter ended October 31, 2006 from $2.5 million in the comparable quarter last year. The $0.2 million increase was due to an increase of $0.2 million in commission expenses related to increased sales revenue.
          General and Administrative. General and administrative expenses increased to $3.7 million in quarter ended October 31, 2006 from $3.6 million in the comparable quarter last year. The $0.1 million increase was due to an increase of $0.1 million in general operating expenses.
          Restructuring and Other Charges. During the quarter ended October 31, 2005, we recorded $0.5 million in restructuring charges for personnel and severance expenses related to the consolidation and elimination of various activities.
          Investment income, net: Investment income, net of investment expense, increased to $0.4 million in the quarter ended October 31, 2006 from $0.3 million in the comparable quarter last year. Investment income consists of earnings on the short-term investment of excess cash balances. The increase reflected higher prevailing interest rates during the period
          Other income (expense): Other income for the quarter ended October 31, 2006 consisted primarily of unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom. Other income of $1.0 million in the quarter ended October 31, 2005 consisted of $0.6 million relating to the resolution and reversal of prior period accruals, $0.2 million of unrealized foreign exchange gains on intercompany loans and $0.2 million of other non-operating income.
          Income Taxes: Stratos recorded a valuation allowance of $80.0 million against deferred income tax assets primarily associated with tax loss carry forwards through October 31, 2006. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

Six Months Ended October 31, 2006 and 2005

	Six Months Ended
	October 31,
	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$44,100	99.3%	$39,429	99.5%	$4,671	11.8%
License fees and royalties	327	0.7%	209	0.5%	118	56.5%

Total revenues	44,427	100.0%	39,638	100.0%	4,789	12.1%

Costs of revenues	29,107	65.5%	24,715	62.4%	4,392	17.8%

Gross profit	15,320	34.5%	14,923	37.6%	397	2.7%

Operating expenses:
Research and development	4,121	9.3%	3,843	9.7%	278	7.2%
Sales and marketing	5,238	11.8%	5,083	12.8%	155	3.0%
General and administrative	7,637	17.2%	7,866	19.8%	(229)	(2.9%)
Restructuring and other charges	—	0.0%	483	1.2%	(483)

Total operating expenses	16,996	38.3%	17,275	43.6%	(279)	(1.6%)

Loss from operations	(1,676)	(3.8%)	(2,352)	(5.9%)	676	(28.7%)

Investment income, net	725	1.6%	547	1.4%	178	32.5%
Other income (expense)	462	1.0%	381	1.0%	81	21.3%

Loss before income taxes	(489)	(1.1%)	(1,424)	(3.6%)	935	(65.7%)
Provision for income taxes	—	0.0%	(9)	(0.0%)	9	0.0%

Net loss	$(489)	(1.1%)	$(1,433)	(3.6%)	$944	(65.9%)

          Net sales: Net sales for the six-month period ended October 31, 2006 increased to $44.1 million from $39.4 million in the comparable period last year. Of the $4.7 million increase in the six-month period ended October 31, 2006, $2.1 million was from an increase in net sales to the other end markets, $1.3 million was from an increase in net sales to the military/government end market, $0.8 million was from an increase in net sales to the data networking end market and $0.6 million was from an increase in net sales to the storage/enterprise end market. Sales to the telecom/metro end market decreased $0.1 million.
          License Fees and Royalties. License fees increased to $0.3 million in the six-month period ended October 31, 2006 from $0.2 million in the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
          Backlog: Our total sales order backlog increased to $14.2 million during the six-month period ended October 31, 2006 from $13.6 million as of April 30, 2006, or a total increase of $0.6 million. Backlog in our Optical Group decreased ($0.4) million, consisting of a decrease of ($0.8) million in active products, a decrease of ($0.4) million in passive products and an increase of $0.8 million in video products. The backlog in RF Microwave increased $1.0 million during the six-month period ended October 31, 2006. Our backlog was $12.8 million at October 31, 2005.

          Cost of Sales and Gross Margins. Gross profit increased to $15.3 million in the six- month period ended October 31, 2006 from $14.9 million in the comparable period last year. Gross margin as a percent of total revenues decreased to 34.5% in the six months ended October 31, 2006 from 37.6% in the comparable period last year. Cost of sales increased to $29.1 million in the six-month period ended October 31, 2006 from $24.7 million in the comparable period last year. The decrease in gross margin, as a percentage of total revenue is primarily attributed to changes in customer product mix, competitive pricing concessions and increased manufacturing costs during the first quarter of our current fiscal year.
          Research and Development. Research and development expenses increased to $4.1 million in the six-month period ended October 31, 2006 from $3.8 million in the comparable period last year. The $0.3 million increase included $0.1 million for salaries, wages and benefits plus $0.2 million for material and supplies for new product development.
          Sales and Marketing. Sales and marketing expenses increased to $5.2 million in the six-month period ended October 31, 2006 from $5.1 million in the comparable period last year. The $0.1 million increase includes $0.2 million in increased commissions (proportional to higher sales revenue), and $0.1 million in increased in salaries wages and benefits, offset in part by a reduction of $0.2 million in other sales expenses.
          General and Administrative. General and administrative expenses decreased to $7.6 million in the six-month period ended October 31, 2006 from $7.9 million in the comparable period last year. The $0.3 million decrease includes a reduction of $0.2 million in operating expenses and a $0.1 million decrease is salaries wages and benefits.
          Restructuring and Other Charges. During the six months ended October 31, 2005, we recorded restructuring and other charges related to the consolidation and elimination of various activities, which represented personnel severance expenses.
          Investment Income, net. Investment income net of investment expense, increased to $0.7 million in the six-month period ended October 31, 2006 from $0.5 million in the comparable period last year. Investment income consists of earnings on the short-term investment of excess cash balances. The increase reflected higher prevailing interest rates during the period.
          Other income (expense): Other income for the six-month period ended October 31, 2006 consisted primarily of unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom. Other income of $0.4 million in the comparable period last year consisted of $0.8 million relating to the resolution and reversal of prior period accruals and $0.3 million of other non-operating income, offset partially by $0.7 million of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom.
          Income Taxes. Stratos has recorded a valuation allowance of $80.0 million against deferred income tax assets primarily associated with tax loss carry forwards through October 31, 2006. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

Liquidity and Capital Resources
          Net cash used by operating activities totaled ($0.9) million for the six-month period ended October 31, 2006. During the period our net loss was ($0.5) million, and depreciation and amortization was $4.4 million. The provision for obsolete inventory was $0.3 million. Cash used for increases in accounts receivable, inventory and other current assets was ($4.4) million. Cash used for decreases in accounts payable and accrued liabilities was ($0.7) million.
          Net cash provided by operating activities totaled $3.3 million for the six-month period ended October 31, 2005. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of ($1.8) million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. During the six-month period ended October 31, 2005, our net loss was ($1.4) million and depreciation and amortization was $4.0 million. The provision for obsolete inventory was $1.0 million. Cash provided by decreases in accounts receivable was $1.6 million. Cash used for increases in inventories and other current assets was ($0.8) million. Cash used for decreases in accounts payable and accrued expenses was ($5.2) million.
          The number of days’ that sales were outstanding in accounts receivable was 57 days at October 31, 2006 compared to 60 days at April 30, 2006.
          Net cash provided by investing activities was $0.3 million for the six-month period ended October 31, 2006, consisting of a decrease in short term investments of $0.8 million and capital expenditures of ($0.5) million.
          Net cash used in investing activities was ($6.4) million during the six-month period ended October 31, 2005, including a ($6.0) million net increase in short-term investments and ($0.5) million for the purchase of equipment.
          Net cash used in financing activities was ($2.9) million for the six-month period ended October 31, 2006. Purchase of shares for the treasury used ($1.9) million, redemption of preferred shares used ($1.0) million and preferred dividends used ($0.3) million. Net proceeds from the exercise of stock options provided $0.3 million.
          Net cash used in financing activities was ($0.9) million during the six-month period ended October 31, 2005. This amount consisted of a ($0.8) million repayment of borrowings and ($0.2) million of dividend payments on preferred stock and $0.1 million of proceeds from exercise of stock options.
          As of October 31, 2006, our principal source of liquidity was approximately $26.1 million in cash, cash equivalents and short-term investments.
          In past years, we implemented personnel reductions, shut down certain facilities, disposed of certain assets and put in place other cost reduction programs. However, since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses.

     We are also examining and pursuing opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, and that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interfaces. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.
     Accordingly, we continue to examine the requirements of our customers and the broader potential customer base where our core competencies could provide value to customers in an enduring and profitable way. We are also focused on improving customer service through better execution of delivery, support and cycle time, particularly for specialty products for customers who value and will pay for this service. We seek to create a customer-responsive organization that executes on demand and stands behind its customers’ strategy. There is no assurance that these efforts will be successful.
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
Forward-looking statements
     You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate in the communications industry and its effect on our business; (ii) the long-term growth of the communications, aerospace, and military industries; (iii) our ability to adapt to changing technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the communications and military/aerospace industries; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products and competitive pricing pressure; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures, including our ability to complete the integration of Stratos and Sterling Holding Company; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-

related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; and (xxiii) our ability to meet management, analyst and investor expectations. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total No. of
			Shares Purchased	Maximum No. of
			as Part of	Shares that May
	Total No. of	Average Price	Publicly	Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
May 1, 2006 through May 31, 2006	60,042	$6.86	60,042	1,539,811
June 1, 2006 through June 30, 2006	65,458	$6.74	65,458	1,474,353
July 1, 2006 through July 31, 2006	59,287	$6.74	59,287	1,415,066
Aug. 1, 2006 through Aug. 31, 2006	58,500	$6.25	58,500	1,356,566
Sept. 1, 2006 through Sept. 30, 2006	38,000	$6.14	38,000	1,318,566
Oct. 1, 2006 through Oct. 31, 2006	0	n/a	0	1,318,566
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

Item 6. Exhibits

Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)
3.1	Restated Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10 K filed July 29, 2005)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 28, 2006)
3.3	Bylaws of registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 29, 2005)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)
3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)
4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)
4.2	Specimen certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)
4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)
4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/ A, filed August 7, 2003)
4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)
4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.1	Form of Indemnity Agreement between registrant and registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)
10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated** (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

Number	Description of Document
10.3	Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.4	Amendment to Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Appendix B to registrant’s definitive proxy statement filed August 8, 2006)
10.5	Management Retention Agreement between the registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)
10.6	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 99.1 on Form 8-K, filed on December 6, 2005)
10.7	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)
10.8	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)
10.9	Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.10	Amendment to Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.11	Amendment to Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)
10.12	Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.13	Amendment to Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.14	Amendment to Management Retention Agreement between the registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)
10.15	Management Retention Agreement between the registrant and Richard Durrant** (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)
10.16	Amendment to Management Retention Agreement between the registrant and Richard Durrant** (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)
10.17	Agreement dated May 3, 2004 concerning expense reimbursement between the registrant and Richard C.E. Durrant** (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

Number	Description of Document
10.18	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.17 on Form 10-K/ A filed on August 30, 2004)
10.19	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)
10.20	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan** (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)
10.21	Form of Management Retention Agreement** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)
10.22	Restricted Stock Agreement between the registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)
10.23	Amendment to Restricted Stock Agreement between the registrant and Phillip A. Harris, dated as of December 6, 2005** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)
10.24	Restricted Stock Agreement between the registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005** (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)
10.25	Restricted Stock Agreement between the registrant and Newell V. Starks, dated March 9, 2005** (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)
10.26	Restricted Stock Agreement between the registrant and Newell V. Starks, dated December 6, 2005** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).
10.27	Letter agreement between the registrant and Newell V. Starks, dated November 23, 2005, with respect to severance benefits***
10.28	Schedule of Non-Management Director Fees** (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)
10.29	Summary Schedule of Officer Compensation** (incorporated by reference to Exhibit 10.29 on Form 10-K filed July 28, 2006)
10.30	Form of the 2006 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)
10.31	2007 Annual Incentive Bonus Plan** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

Number	Description of Document
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2006	Stratos International, Inc.
	By:	/s/ Barry Hollingsworth Barry Hollingsworth, Chief Financial Officer
	By:	/s/ Phillip A. Harris Phillip A. Harris President and Chief Executive Officer