Form 10-Q
period 2007-01-31
STRATOS INTERNATIONAL INC
filed 2007-03-13
CIK 1111721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 14,495,538 shares of $.01 par value common stock outstanding as of March 12, 2007.

STRATOS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31,	April 30,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,111	$11,742
Short-term investments	18,150	19,000
Accounts receivable, less allowance ($566 and $575)	14,147	13,606
Inventories
Finished products	3,888	3,428
Work in process	1,300	954
Materials	13,805	11,100

	18,993	15,482
Refundable income taxes	87	1,837
Prepaid expenses and other current assets	619	590

Total current assets	65,107	62,257

Other assets
Goodwill and other indefinite-lived assets	5,664	5,664
Intangible and other assets, net of amortization	10,854	11,832
Assets held for sale	2,600	2,864
Other Assets	100	100

	19,218	20,460

Property, plant and equipment	94,257	90,497
Less allowance for depreciation	81,297	74,060

	12,960	16,437

Total assets	$97,285	$99,154

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,543	$4,724
Other current liabilities	5,783	6,028
Income taxes payable	186	216

Total current liabilities	10,512	10,968

Series B redeemable preferred stock	982	1,979

Shareholders’ equity
Preferred stock, $0.01 par value: Authorized 1,000,000 shares; issued and outstanding 9,820 and 19,790 shares of Series B redeemable preferred stock at January 31, 2007 and April 30, 2006 respectively.	—	—
Common stock, $0.01 par value: Authorized 20,000,000 shares; issued 15,077,455, and 14,942,164 shares at January 31, 2007 and April 30, 2006, respectively.	151	149
Cost of shares in treasury: 582,808 and 301,521 shares at January 31, 2007 and April 30, 2006 respectively.	(3,723)	(1,871)
Additional paid-in capital	319,437	322,607
Accumulated deficit	(229,572)	(230,269)
Unearned compensation	—	(4,400)
Accumulated other comprehensive loss	(502)	(9)

Total shareholders’ equity	85,791	86,207

Total liabilities and shareholders’ equity	$97,285	$99,154

See notes to condensed consolidated financial statements

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues:
Net sales	$22,101	$18,993	$66,202	$58,422
License fees and royalties	167	201	494	410

Total revenues	22,268	19,194	66,696	58,832

Cost of revenues	13,553	12,304	42,660	37,020

Gross profit	8,715	6,890	24,036	21,812

Operating expenses:
Research and development	1,939	2,299	6,060	6,142
Sales and marketing	2,621	2,389	7,859	7,471
General and administrative	3,741	3,921	11,378	11,787
Restructuring and other charges	—	359	—	842
Litigation settlements, net	—	(700)	—	(700)

Total operating expenses	8,301	8,268	25,297	25,542

Income (loss) from operations	414	(1,378)	(1,261)	(3,730)
Interest income, net	713	340	1,437	887
Other income	405	16	867	397

Income (loss) before income taxes	1,532	(1,022)	1,043	(2,446)
Income tax provision	(17)	41	(17)	32

Net income (loss)	1,515	(981)	1,026	(2,414)
Preferred stock dividend	(17)	(88)	(329)	(263)

Net income (loss) attributable to common shareholders	$1,498	$(1,069)	$697	$(2,677)

Per share data, basic and diluted:
Basic earnings per share (weighted average)	$0.11	$(0.08)	$0.05	$(0.19)

Diluted earnings per share (weighted average)	$0.10	$(0.08)	$0.05	$(0.19)

Weighted average number of shares:
Basic number of common shares outstanding	13,751	13,876	13,654	13,901

Diluted number of common shares outstanding	14,673	13,876	14,580	13,901

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	January 31,
	2007	2006
Operating activities:
Net Income (loss)	$1,026	$(2,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	4,488	4,359
Provision for amortization of intangible assets	979	1,037
Provision for amortization of unearned compensation	1,084	702
Provision for losses on accounts receivable	(2)	186
Provision for obsolete and overstock inventory	610	602
Exchange (gain) loss on foreign currency	(770)	739
Loss (gain) on sales of assets	—	(11)
Change in operating assets and liabilities:
Accounts receivable	(361)	579
Inventories	(3,927)	87
Prepaid assets	(24)	68
Other assets	1,750	7,888
Accounts payable and accrued expenses	(699)	(7,390)

Net cash provided by operating activities	4,154	6,432

Investing activities:
Purchases of property, plant and equipment	(771)	(696)
Purchases of short-term investments	(2,000)	(13,895)
Sales of short-term investments	2,850	10,447
Proceeds from sale of assets	24	47
Proceeds from sale of assets held for sale	—	58

Net cash provided by (used in) investing activities	103	(4,039)

Financing activities:
Repayments on long-term borrowings	—	(815)
Dividends on preferred stock	(329)	(263)
Net proceeds from exercise of stock options	151	177
Purchase of shares for treasury	(1,852)	(850)
Redemption of preferred shares	(997)	—

Net cash used in financing activities	(3,027)	(1,751)

Effect of exchange rates on cash	139	(142)

Net increase in cash and cash equivalents	1,369	500
Cash and cash equivalents at beginning of period	11,742	13,276

Cash and cash equivalents at end of period	$13,111	$13,776

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income (loss)	$1,515	$(981)	$1,026	$(2,414)
Other comprehensive income (loss):
Foreign currency translation adjustments	(219)	(66)	(493)	249

Comprehensive Income (loss)	$1,296	$(1,047)	$533	$(2,165)

See notes to condensed consolidated financial statements.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
     1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain items included in these statements are based on management’s estimates. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended April 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Stratos’ fiscal reporting year ends on the closest Saturday to April 30th. Stratos’ fiscal reporting quarter ends on the closest Saturday to the end of the last month of the fiscal quarter. For simplicity purposes Stratos refers to its third quarter end as January 31, 2007 and fiscal year end as April 30, 2006. Stratos uses rounding in its financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate. Certain amounts in prior periods have been reclassified to conform to the current period presentation.
     2. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109 “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, with early adoption permitted. We believe that the adoption of FIN 48 will not have a material effect on our consolidated financial position, results of operations or cash flow.
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154 Accounting for Changes and Error Corrections. The pronouncement significantly changes the requirements for accounting and reporting a change in accounting principal. It replaces APB-20 and FAS-3 and applies to all voluntary changes in accounting principal as well as changes required by an accounting pronouncement when that pronouncement does not specify a transition method. The effective date of FAS 154 was for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that we are in compliance with all accounting changes and there are no corrections of errors needed.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. SFAS No. 151 has not had a material effect on the valuation of our inventory.
     3. Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Stratos adopted SFAS No. 123(R) at the beginning of fiscal 2007. We adopted the prospective method of transition under the statement. Under this method, we began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. SFAS No. 123(R) did not have a material effect on our financial statements for the period ended January 31, 2007.
     No stock options have been issued during the nine months ended January 31, 2007, and 2006. Unearned compensation was reclassified to additional paid-in capital for the period ended January 31, 2007 in accordance with SFAS 123(R). Amortization of restricted stock grants was $0.4 million for our third quarter ended January 31, 2007 and $1.1 million for the nine month period ended January 31, 2007.
     The following tables illustrate options outstanding under all plans as of January 31, 2007 and April 30, 2006:

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007

		Options outstanding		Options Exercisable
		at January 31, 2007		at January 31, 2007
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price
$2.63 - 7.60	190,017	6.42	$3.82	188,174	$3.79
$27.50 - 59.80	51,708	4.32	$51.57	51,645	$51.60
$105.80 - 210.00	2,988	3.84	$170.68	2,988	$170.68

Total	244,713	5.94	$15.94	242,807	$16.02

	Options outstanding			Options Exercisable
	at April 30, 2006			at April 30, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price
$2.63 - 7.60	232,830	6.91	$3.76	230,325	$3.74
$27.50 - 59.80	51,708	4.82	$51.57	51,645	$51.60
$105.80 - 210.00	5,988	4.25	$181.77	5,988	$181.77

Total	290,526	6.48	$15.94	287,958	$16.03
     The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance at April 30, 2006	290,526	$15.94
Granted	—	—
Exercised	(33,176)	$3.42
Cancelled	(3,000)	$192.81

Balance at July 31, 2006	254,350	$15.49
Granted	—	—
Exercised	(4,699)	$3.63
Cancelled	—	—

Balance at October 31, 2006	249,651	$15.71
Granted	—	—
Exercised	(4,938)	$4.16
Cancelled	—	—

Balance at January 31, 2007	244,713	$15.94

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
     4. Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net income (loss) attributable to common shareholders	$1,498	$(1,069)	$697	$(2,677)

Weighted average number of shares outstanding:
Basic number of common shares outstanding	13,751	13,876	13,654	13,901

Diluted number of common shares outstanding	14,673	13,876	14,580	13,901

Basic earnings per share (weighted average)	$0.11	$(0.08)	$0.05	$(0.19)

Diluted earnings per share (weighted average)	$0.10	$(0.08)	$0.05	$(0.19)

     5. Intangible Assets
     Amortizable intangible assets were comprised of the following:

		January 31, 2007			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Customer relationships	$10,800	$(2,807)	$7,993	$10,800	$(2,159)	$8,641	12.50 yrs
Patents and related technology	4,368	(1,507)	$2,861	4,368	(1,295)	3,073	14.25 yrs
Developed software	700	(700)	—	700	(582)	118	3.00 yrs

Total amortized intangible assets	$15,868	$(5,014)	$10,854	$15,868	$(4,036)	$11,832

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Amortization amount	$(1,266)	$(1,148)	$(1,148)	$(1,148)	$(1,148)	$(5,974)

     Amortization for intangible assets was $0.3 million and $1.0 million for the three and nine months ended January 31, 2007.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
     6. Assets Held For Sale
     Assets held for sale at January 31, 2007 are comprised of real property that is no longer in use. We are actively marketing these assets for sale, and we expect to sell these assets within a one-year period. We used independent appraisals or realtors’ letters of opinion of value to determine the estimated net realizable value of assets held for sale.
     We have reclassified certain machinery and equipment that was previously classified as assets held for sale back to property plant and equipment. The machinery and equipment has a useful life of 5 years and has been fully depreciated to its net realizable value, $264,000
     7. Restructuring Charges
     During the prior fiscal year, we recorded restructuring charges related to the consolidation and elimination of various operating units. These charges included excess and obsolete inventory write downs, charges for goodwill and fixed asset impairment, personnel expenses, lease expenses for limited-use facilities, and legal costs related to the restructuring of operations.
     Accruals relating to restructuring charges and the subsequent activities are summarized as follows:

	Balance	2007	Utilized through	Balance
	April 30, 2006	Charges	Jan. 31, 2007	Jan. 31, 2007

Employee costs	$320	$—	$(214)	$106
Idle facility rental	946	—	(562)	384

Total	$1,266	$—	$(776)	$490

     8. Income Taxes
     Through January 31, 2007, we recorded a valuation allowance of $79.6 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits do not meet a “more likely than not” standard.
     We have net operating loss carryforwards of approximately $179.6 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2.0 million on an annual basis. The net operating loss carry forwards will expire between 2022 and 2026.

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
     9. Other Current Liabilities
     Other current liabilities consist of accrued expenses, and are detailed as follows:

	January 31,	April 30,

Other Current Liabilities	2007	2006

Employee costs	$2,202	$2,514
Deferred Sales and claims	830	536
Professional Fees	789	441
Commissions	650	801
Other	544	456
Rent — idle facilities	384	946
Real estate and other taxes	384	334

Total	$5,783	$6,028

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
JANUARY 31, 2007
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
     In December 2006, the Second Circuit Court of Appeals reversed the district judge’s order certifying a class in the six focus cases, finding that the purported class of plaintiffs cannot be certified as a matter of law. The plaintiffs filed a petition for rehearing, and those cases remain before the Second Circuit. It is unclear whether the plaintiffs’ settlement with the issuers can proceed on a class basis in light of the Second Circuit’s decision, and the district court judge has indicated that she is analyzing this issue as well. She has stayed the cases before her pending resolution of the plaintiffs’ appeal and a decision on the viability of the proposed class settlement with the issuers.
     In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary and firing the Tsunami executives that were necessary to operate the business thereby making it impossible for Tsunami to achieve the targets required to receive any earn-out payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
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

STRATOS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2007
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
     In August 2004, Federal Insurance Company, issuer of Stratos’ directors’ and officers’ insurance policy, filed a complaint for declaratory judgment in the United States District Court, Northern District of Illinois to deny coverage to Stratos for the Lego and Campbell lawsuits described above. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and reimbursement of defense costs. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage or the reimbursement of the defense costs. We filed an appeal of the ruling. In November 2005, the lawsuit was settled as disclosed in our results for the quarter ended January 31, 2006.
     During the first quarter of fiscal 2006, Stratos settled two patent infringement suits with Picolight, Inc. The cases were filed in the U.S. District Court for the District of Delaware and were dismissed with prejudice in connection with the settlement on June 10, 2005.
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
     On September 14, 2006, we announced that our Board of Directors had decided to explore various strategic alternatives for Stratos to maximize shareholder value, including the possible sale of Stratos. In connection with this process, we retained CIBC World Markets Corp. as our exclusive financial advisor. We currently anticipate that the process may be resolved during the fourth quarter of our fiscal year. There can be no assurance that the strategic alternatives process will result in a transaction involving Stratos.
Results of Operations
Three Months Ended January 31, 2007 and 2006
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

			Three Months Ended
			January 31,
	2007		2006		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$22,101	99.3%	$18,993	99.0%	$3,108	16.4%
License fees and royalties	167	0.7%	201	1.0%	(34)	(16.9%)

Total revenues	22,268	100.0%	19,194	100.0%	3,074	16.0%

Costs of revenues	13,553	60.9%	12,304	64.1%	1,249	10.2%

Gross profit	8,715	39.1%	6,890	35.9%	1,825	26.5%

Operating expenses:
Research and development	1,939	8.7%	2,299	12.0%	(360)	(15.7%)
Sales and marketing	2,621	11.8%	2,389	12.4%	232	9.7%
General and administrative	3,741	16.8%	3,921	20.4%	(180)	(4.6%)
Restructuring and other charges	—	0.0%	359	1.9%	(359)	(100.0%)
Litigation settlements, net	—	0.0%	(700)	-3.6%	700	(100.0%)

Total operating expenses	8,301	37.3%	8,268	43.1%	33	0.4%

Income (loss) from operations	414	1.9%	(1,378)	(7.2%)	1,792	(130.0%)

Interest income, net	713	3.2%	340	1.8%	373	109.7%
Other income	405	1.8%	16	0.1%	389	2431.3%

Income (loss) before income taxes	1,532	6.9%	(1,022)	(5.3%)	2,554	(249.9%)
Provision for income taxes	(17)	(0.1%)	41	0.2%	(58)	0.0%

Net income (loss)	$1,515	6.8%	$(981)	(5.1%)	$2,496	(254.4%)

     Net Sales: Net sales for our third quarter ended January 31, 2007 increased to $22.1 million from $19.0 million in the comparable quarter last year. Of the $3.1 million increase in the third quarter, $1.8 million was from an increase in net sales to the military government end market, $0.9 million was from an increase in net sales to the data networking end market, $0.4 million was from an increase in net sales to the telecom/metro end market, $0.1 million was from an increase to other end markets offset in part by a decrease of ($0.1) million in net sales to the storage/enterprise end market.
     License Fees and Royalties: License fees were $0.2 million in the third quarter ended January 31, 2007 and $0.2 million in the comparable quarter last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $15.4 million during the quarter ended January 31, 2007 from $14.2 million as of October 31, 2006, or a total increase of $1.2 million. The backlog in our Optical Group increased by $0.7 million, consisting of a $1.5 million increase in passive products, a $0.2 million increase in other active products, partially offset by a ($1.0) million decrease in video products. The backlog in RF Microwave increased by $0.5 million during the third quarter ended January 31, 2007. Our backlog was $12.7 million at January 31, 2006.

     Cost of Revenues and Gross Margins: Gross profit increased to $8.7 million in the third quarter ended January 31, 2007 from $6.9 million in the comparable quarter last year. Gross margin as a percentage of total revenues increased to 39.1% in the third quarter from 35.9% in the comparable quarter last year. Cost of sales increased to $13.6 million in the third quarter ended January 31, 2007 from $12.3 million in the comparable quarter last year. The increase in gross margins was primarily attributed to improved customer product mix, as the increase in sales of higher profit margin products had a positive effect on the gross margin in the quarter ended January 31, 2007.
     Research and Development. Research and development expenses decreased to $1.9 million in the third quarter ended January 31, 2007 from $2.3 million in the comparable quarter last year. The $0.4 million decrease was due to a $0.4 million decrease in spending on material for new product development and a $0.1 million decrease in operating expenses, partially offset by a $0.1 million increase in salaries, wages and benefits.
     Sales and Marketing. Sales and marketing expenses increased to $2.6 million in the third quarter ended January 31, 2007 from $2.4 million in the comparable quarter last year. The $0.2 million increase was due to an increase of $0.2 million in commission expenses corresponding to increased sales revenue.
     General and Administrative. General and administrative expenses decreased to $3.7 million in the third quarter ended January 31, 2007 from $3.9 million in the comparable quarter last year. The $0.2 million decrease was due to a decrease of $0.1 million in salaries wages and benefits and a decrease of $0.1 million in general operating expenses.
     Restructuring and Other Charges. During the third quarter ended January 31, 2006, we recorded $0.4 million in restructuring charges for personnel and severance expenses and other expenses related to the closing of a corporate office in Westlake Village, California.
     Litigation Settlements, net. The litigation settlements of $0.7 million in the third quarter ended January 31, 2006 represent a reimbursement from our insurance company of legal fees previously paid.
     Interest income, net: Interest income, net of investment expense, increased to $0.7 million in the third quarter ended January 31, 2007 from $0.3 million in the comparable quarter last year. Interest income consists of earnings on the short-term investment of excess cash balances. The increase reflected higher prevailing interest rates during the period and $0.3 million of interest income received on refundable state income taxes.
     Other income: Other income of $0.4 million for the third quarter ended January 31, 2007 consisted primarily of unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom.
     Income Taxes: Stratos recorded a valuation allowance of $79.6 million against deferred income tax assets primarily associated with tax loss carry forwards through January 31, 2007. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

Nine Months Ended January 31, 2007 and 2006

	Nine Months Ended
	January 31,
	2007		2006		Change
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Net sales	$66,202	99.3%	$58,422	99.3%	$7,780	13.3%
License fees and royalties	494	0.7%	410	0.7%	84	20.5%

Total revenues	66,696	100.0%	58,832	100.0%	7,864	13.4%

Costs of revenues	42,660	64.0%	37,020	62.9%	5,640	15.2%

Gross profit	24,036	36.0%	21,812	37.1%	2,224	10.2%

Operating expenses:
Research and development	6,060	9.1%	6,142	10.4%	(82)	(1.3%)
Sales and marketing	7,859	11.8%	7,471	12.7%	388	5.2%
General and administrative	11,378	17.1%	11,787	20.0%	(409)	(3.5%)
Restructuring and other charges	—	0.0%	842	1.4%	(842)	(100.0%)
Litigation settlements, net	—	0.0%	(700)	-1.2%	700	(100.0%)

Total operating expenses	25,297	37.9%	25,542	43.4%	(245)	(1.0%)

Loss from operations	(1,261)	(1.9%)	(3,730)	(6.3%)	2,469	(66.2%)

Interest income, net	1,437	2.2%	887	1.5%	550	62.0%
Other income	867	1.3%	397	0.7%	470	118.4%

Income (loss) before income taxes	1,043	1.6%	(2,446)	(4.2%)	3,489	(142.6%)
Provision for income taxes	(17)	(0.0%)	32	0.1%	(49)	0.0%

Net income (loss)	$1,026	1.5%	$(2,414)	(4.1%)	$3,440	(142.5%)

     Net sales: Net sales for the nine-month period ended January 31, 2007 increased to $66.2 million from $58.4 million in the comparable period last year. Of the $7.8 million increase in the nine-month period ended January 31, 2007, $3.2 million was from an increase in net sales to the other end markets, $2.2 million was from an increase in net sales to the military/government end market, $1.7 million was from an increase in net sales to the data networking end market, $0.4 million was from an increase in net sales to the storage/enterprise end market and $0.3 million was from an increase in net sales to the telecom/metro end market.
     License Fees and Royalties. License fees increased to $0.5 million in the nine-month period ended January 31, 2007 from $0.4 million in the comparable period last year. License fees consist of payments contingent upon sales volumes of licensed products.
     Backlog: Our total sales order backlog increased to $15.4 million during the nine-month period ended January 31, 2007 from $13.6 million as of April 30, 2006, or a total increase of $1.8 million. The backlog in our Optical Group increased by $0.3 million, consisting of an increase of $1.1 million in passive products, partially offset by a decrease of ($0.2) million in video products and a decrease of ($0.6) million in other active products. The backlog in RF Microwave increased $1.5 million during the nine-month period ended January 31, 2007. Our backlog was $12.7 million at January 31, 2006.

     Cost of Sales and Gross Margins. Gross profit increased to $24.0 million in the nine- month period ended January 31, 2007 from $21.8 million in the comparable period last year. Gross margin as a percent of total revenues decreased to 36.0% in the nine months ended January 31, 2007 from 37.1% in the comparable period last year. Cost of sales increased to $42.7 million in the nine-month period ended January 31, 2007 from $37.0 million in the comparable period last year. The decrease in gross margin as a percentage of total revenue was primarily attributed to changes in customer product mix, competitive pricing concessions and increased manufacturing costs during the first quarter of our current fiscal year.
     Research and Development. Research and development expenses were $6.1 million in the nine-month period ended January 31, 2007 and $6.1 million in the comparable period last year. Salaries, wages and benefits increased $0.2 million, while material and supplies for new product development decreased $0.2 million and operating expenses were consistent for the current period and the comparable period last year.
     Sales and Marketing. Sales and marketing expenses increased to $7.9 million in the nine-month period ended January 31, 2007 from $7.5 million in the comparable period last year. The $0.4 million increase includes $0.4 million in increased commissions (proportional to higher sales revenue), and $0.1 million in increased in salaries wages and benefits, offset in part by a reduction of $0.1 million in other sales expenses.
     General and Administrative. General and administrative expenses decreased to $11.4 million in the nine-month period ended January 31, 2007 from $11.8 million in the comparable period last year. The $0.4 million decrease is due to a decrease of $0.4 million in salaries wages and benefits, primarily health insurance. Operating expenses were consistent between the current period and the comparable period last year.
     Restructuring and Other Charges. During the nine months ended January 31, 2006, we recorded $0.8 million in restructuring and other charges related to the consolidation and elimination of various activities, which represented personnel severance expenses and other expenses.
     Litigation Settlements, net. The litigation settlements of $0.7 million in the third quarter ended January 31, 2006 represent a reimbursement from our insurance company of legal fees previously paid.
     Interest Income, net. Interest income net of investment expense, increased to $1.4 million in the nine-month period ended January 31, 2007 from $0.9 million in the comparable period last year. Interest income consists of earnings on the short-term investment of excess cash balances. The increase reflected higher prevailing interest rates during the period and $0.3 million of interest income received on refundable state income taxes.
     Other income: Other income was $0.9 million for the nine-month period ended January 31, 2007 and consisted of $0.8 million unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom and $0.1 million of other non-operating income. Other income of $0.4 million in the comparable period last year consisted of $0.8 million relating to the resolution and reversal of prior period accruals and $0.3 million of other non-operating income, offset partially by $0.7 million of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom.
     Income Taxes. Stratos has recorded a valuation allowance of $79.6 million against deferred income tax assets primarily associated with tax loss carry forwards through January 31, 2007. The significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
Liquidity and Capital Resources
     Net cash provided by operating activities totaled $4.2 million for the nine-month period ended January 31, 2007. During the period our net income was $1.0 million. Depreciation and amortization was $6.6 million. The provision for obsolete inventory was $0.6 million. The exchange gain on foreign currency was ($0.8) million. Cash provided by other assets was $1.8 million, (state income tax refund). Cash used for increases in accounts receivable, inventory and other current assets was ($4.3) million. Cash used for decreases in accounts payable and accrued liabilities was ($0.7) million.
     Net cash provided by operating activities totaled $6.4 million for the nine months ended January 31, 2006. The net cash provided by operating activities primarily resulted from the receipt of $5.5 million from the settlement of litigation recorded as litigation settlements in fiscal 2003, partially offset by the payment of $1.8 million in settlement of two cases which were recorded as litigation settlements in fiscal 2005. In addition, the net cash provided by operations was adversely affected by the decrease in accounts payable and accrued expenses offset partially by positive earnings before depreciation and amortization and the decrease in the levels of accounts receivable and inventory.
     The number of days’ that sales were outstanding in accounts receivable was 57 days at January 31, 2007 compared to 60 days at April 30, 2006.
     Net cash provided by investing activities was $0.1 million for the nine-month period ended January 31, 2007, consisting of a decrease in short term investments of $0.9 million and capital expenditures of ($0.8) million.
     Net cash used in investing activities was ($4.0) million during the nine-month period ended January 31, 2006, including a ($3.3) million net increase in short-term investments and ($0.7) million for the purchase of equipment.
     Net cash used in financing activities was ($3.0) million for the nine-month period ended January 31, 2007. Purchase of treasury shares used (1.9) million, redemption of preferred shares used ($1.0) million and preferred dividends used (0.3) million. Net proceeds from the exercise of stock options provided $0.2 million.
     Net cash used in financing activities was ($1.8) million in the nine months ended January 31, 2006. This amount consisted of a ($0.8) million repayment of borrowings, ($0.9) million purchase of treasury shares and ($0.3) million of dividend payments on preferred stock, offset in part by $0.2 million of proceeds from stock option exercises

     As of January 31, 2007, our principal source of liquidity was approximately $31.3 million in cash, cash equivalents and short-term investments.
     Since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses.
     We continue to examine and pursue opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well-respected by segments of the telecommunications, military, video and broadcast customer base, and that seek solutions to difficult problems at the electrical side of the high-performance, high-bandwidth interfaces. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.
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
Forward-looking statements
     You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) the continuation of the current economic climate in the communications industry and its effect on our business; (ii) the long-term growth of the communications and military/aerospace industries; (iii) our ability to adapt to changing technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the communications and military/aerospace industries; (viii) our ability to develop and manage relationships with customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce costs or increase sales of higher margin products; (xii) the impact of competitive products and competitive pricing pressure; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with legal requirements, including environmental laws; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures, including our ability to complete the integration of Stratos and Sterling Holding Company; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; and (xxiii) our ability to meet management, analyst and investor expectations. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are subject to certain market risks, including foreign currency fluctuations and interest rates. Our primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. Dollars. We generally view our investment in our foreign subsidiary as long-term. The primary currency to which we are exposed is the Pound Sterling. Although our Stratos U.K. subsidiary enters into transactions in currencies other than it’s functional currency, the Pound Sterling, foreign currency exposures arising from these transactions are not material to us.
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
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
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
     In December 2006, the Second Circuit Court of Appeals reversed the district judge’s order certifying a class in the six focus cases, finding that the purported class of plaintiffs cannot be certified as a matter of law. The plaintiffs filed a petition for rehearing, and those cases remain before the Second Circuit. It is unclear whether the plaintiffs’ settlement with the issuers can proceed on a class basis in light of the Second Circuit’s decision, and the district court judge has indicated that she is analyzing this issue as well. She has stayed the cases before her pending resolution of the plaintiffs’ appeal and a decision on the viability of the proposed class settlement with the issuers.

Item 6. Exhibits

Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended as of August 19, 2003 and October 31, 2003, among Stratos Lightwave, Inc., Sleeping Bear Merger Corp. and Sterling Holding Company (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 12, 2003)

3.1	Restated Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10 K filed July 29, 2005)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 28, 2006)

3.3	Bylaws of registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed July 29, 2005)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/ A, filed August 7, 2003)

4.5	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.6	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.1	Form of Indemnity Agreement between registrant and registrant’s directors and officers* (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2000 Stock Plan, as amended and restated* (incorporated by reference to Exhibit 10.9 to registrant’s Annual Report on Form 10-K, filed July 26, 2001)

Number	Description of Document

10.3	Stratos Lightwave, Inc. 2003 Stock Plan* (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.4	Amendment to Stratos Lightwave, Inc. 2003 Stock Plan* (incorporated by reference to Appendix B to registrant’s definitive proxy statement filed August 8, 2006)

10.5	Management Retention Agreement between the registrant and Phillip A. Harris, dated February 1, 2005* (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.6	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan* (incorporated by reference to Exhibit 99.1 on Form 8-K, filed on December 6, 2005)

10.7	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan* (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)

10.8	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan* (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.9	Management Retention Agreement between the registrant and David Slack* (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.10	Amendment to Management Retention Agreement between the registrant and David Slack* (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.11	Amendment to Management Retention Agreement between the registrant and David A. Slack, dated February 4, 2005* (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)

10.12	Management Retention Agreement between the registrant and Richard Durrant* (incorporated by reference to Exhibit 10.14 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.13	Amendment to Management Retention Agreement between the registrant and Richard Durrant* (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.14	Agreement dated May 3, 2004 concerning expense reimbursement between the registrant and Richard C.E. Durrant* (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 1, 2005)

10.15	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood* (incorporated by reference to Exhibit 10.17 on Form 10-K/ A filed on August 30, 2004)

10.16	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood* (incorporated by reference to Exhibit 10.20 on Form 10-K/ A filed on August 30, 2004)

Number	Description of Document

10.17	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan* (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)

10.18	Form of Management Retention Agreement* (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

10.19	Restricted Stock Agreement between the registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005* (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.20	Amendment to Restricted Stock Agreement between the registrant and Phillip A. Harris, dated as of December 6, 2005* (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005)

10.21	Restricted Stock Agreement between the registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005* (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.22	Restricted Stock Agreement between the registrant and Newell V. Starks, dated March 9, 2005* (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.23	Restricted Stock Agreement between the registrant and Newell V. Starks, dated December 6, 2005* (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.24	Letter agreement between the registrant and Newell V. Starks, dated November 23, 2005, with respect to severance benefits* (filed herewith)

10.25	Schedule of Non-Management Director Fees* (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)

10.26	Summary Schedule of Officer Compensation* (incorporated by reference to Exhibit 10.29 on Form 10-K filed July 28, 2006)

10.27	Form of the 2006 Annual Incentive Bonus Plan* (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.28	2007 Annual Incentive Bonus Plan* (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2007	Stratos International, Inc.

	By:	/s/ Barry Hollingsworth

Barry Hollingsworth
Chief Financial Officer

	By:	/s/ Phillip A. Harris

Phillip A. Harris
President and Chief Executive Officer