Form 10-K
period 2007-04-30
STRATOS INTERNATIONAL INC
filed 2007-07-12
CIK 1111721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-30869
STRATOS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4360035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7444 West Wilson Avenue, Chicago, Illinois	60706
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(708) 867-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
$.01 par value Common Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the $.01 par value common stock of the registrant held by non-affiliates on the last business day of the company’s second quarter ended October 31, 2006, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $94,474,311. The registrant had 14,497,383 shares of $.01 par value common stock outstanding as of July 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Filings made by companies with the Securities and Exchange Commission (“SEC”) sometimes incorporate information “by reference.” This means that we are referring to information that either was previously filed or will be filed with the SEC, and this information is considered to be part of the document that you are reading.
FORWARD-LOOKING STATEMENTS
You should read the discussions in this report together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates,” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to the following: (i) consummation of our proposed merger with Emerson Electric Co.; (ii) the economic climate, the long-term growth and short term trends in the communications, aerospace, and military industries; (iii) our ability to adapt to changing technologies; (iv) our ability to develop and market new products and technology and to make enhancements to existing products and technology on a successful and timely basis; (v) our and our customers’ ability to comply with evolving domestic and international government regulations; (vi) expenditures associated with redesigning products to comply with evolving industry standards or alternative technologies that become the industry standard; (vii) our dependence on sales to the communications and military/aerospace industries; (viii) our ability to develop and manage relationships with large customers that comprise, and will comprise, a significant percentage of our net sales; (ix) the length of sales cycles, which vary by product and customer, and the effect that this length has on net sales and operating expenses; (x) the lack of long-term customer contracts and its effect on customers’ ability to reduce, cancel and defer orders on short notice without significant penalty; (xi) the effect on gross margins of an inability to reduce manufacturing costs or increase sales of higher margin products; (xii) the impact of competitive products and competitive pricing pressure; (xiii) our reliance on a limited number of suppliers and the effect of underestimating or overestimating the need for certain supplies; (xiv) our ability to attract and retain qualified personnel; (xv) the effect of defects in our products; (xvi) the effect of compliance with environmental laws and other legal requirements; (xvii) the effect of economic, political and regulatory risks associated with international operations, including acts of terrorism directed against the United States or U.S. affiliated targets; (xviii) our ability to complete and integrate acquisitions, strategic alliances and joint ventures, including our ability to complete the integration of Stratos and Sterling Holding Company; (xix) our ability to secure and defend intellectual property rights and, when appropriate, license required technology; (xx) adverse outcomes of pending, threatened or future litigation, including suits related to intellectual property matters; (xxi) volatile market prices for securities of technology-related companies; (xxii) the effect of provisions in our organizational documents and Delaware law that may delay or prevent the acquisition of Stratos or may decrease the value of Stratos common stock; and (xxiii) our ability to meet management, analyst and investor expectations. Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements concerning the matters addressed in this document and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
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

PART I
Item 1. Business
OVERVIEW
Stratos International is a leading supplier of shielded electronic and optical interconnects, plus the transceiver conversion and multiplexing components that are used to combine optical and copper signal transmission lines. We design and manufacture interconnect components and subsystems used in military/aerospace, telecommunications, datacom, and video markets for signal networking.
Our company has a rich history of optical, electrical, and mechanical signal interconnect/packaging expertise and has had a continuing positive role in developing innovative products often involving miniaturization. We have an intellectual property portfolio of more than 100 patents. We are a market leader in several niches including specialty optical products such as small form factor transceivers, coax/optical media interface adapters, optical flex circuits, microwave flexible cable and cable assemblies, and radio frequency (“RF”) coax, twinaxial and triax interconnect products. We currently serve several thousand active repeat customers.
On May 14, 2007, we announced a merger agreement, subject to approval by our stockholders and certain other conditions, pursuant to which all of our outstanding stock would be acquired by Emerson Electric Co. Emerson, based in St. Louis, is a global leader in bringing technology and engineering together to provide innovative solutions to customers through its network power, process management, industrial automation, climate technologies, and appliance and tools businesses. Emerson’s sales in fiscal 2006 were $20.1 billion.
Stratos’ fiscal reporting period ends on the closest Saturday to April 30th. For simplicity purposes Stratos refers to its fiscal year end as April 30.
We use rounding in our financial presentations and as a result, certain sums do not foot.
INDUSTRY
Increasing Demand for Higher Bandwidth
Over the last decade, the number of military and commercial communication networks and the amount of data transmitted over networks has increased substantially due to the growth of data intensive applications/uses such as Internet access, e-commerce, photo and other bandwidth intensive attachments in e-mail, streaming video, multimedia downloading, the movement of large blocks of stored data across networks, the increasing need for large amounts of data access and transfer on the modern military battlefield, and the proliferation of high definition video transport in professional and consumer markets. In addition, the expansion of data and storage networks for business over a geographically dispersed user base has increased both the amount of data and the distance it is transmitted over communication networks. This growth has exposed the transmission speed and physical space limitations of existing networks that are being addressed by higher bandwidth technologies, particularly at the edge of the networks where users are connected.
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
Fiber Channel in Storage Area Networks (SANs). Data storage technology is evolving rapidly. Early storage networks used a standard interface protocol known as the Small Computer Systems Interface or SCSI. Current Fiber Channel technology allows devices to communicate with each other at rates up to 4 Gbps over distances of up to 10 kilometers, while maintaining backward compatibility with the installed base of SCSI-based storage systems. Fiber Channel is scalable and the next generation of Fiber Channel, operating at higher data rates, are now coming to market. Fiber Channel-based SANs enable enhanced network applications such as storage backup and better overall storage management achievable through centralized storage resources. Each Fiber Channel switch port relies on a subsystem to transmit and receive data.
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
Optical, RF, and Microwave Technology in Military and Aerospace Applications
Modern militaries are becoming increasingly dependent on digital communications and increasingly “smart” weapons, creating a network centric battle “theater”, where the application of high complexity, multiple platform communication technologies is combined with design attributes suitable for the typically harsh environment in which they are deployed. In avionics applications, the high bandwidth and light weight of optical systems serve to increase the performance of aircraft, as well as, use in in-flight entertainment systems. Tactical field communications use both optical and RF technologies to quickly deploy reliable high bandwidth networks in the battlefield. Microwave cable and connector technology is a vital element of phased array radar systems used for threat warning by the military. Militaries often purchase their systems and technologies from large system integrators, often referred to as “prime contractors”. These system integrators typically have strong expertise in system level design and function, with significantly less expertise in components and subsystems. They rely on their suppliers for component and subsystem level expertise, requiring that their suppliers understand both the technology and their particular application environment.
Demands on Suppliers of Optical, RF, and Microwave Subsystems and Components
The ability to send high data rate signals over longer distances depends not only on optical and electronic transceiver technology, but also on the performance of the fiber optic and electronic connections within the network. The demand for increasing bandwidth places continued emphasis on the need for high quality connectivity in critical applications such as in telecommunications, enterprise, military, and video networks, where the transmission of higher data rates over long distances has pushed the limits of signal integrity. Optical and electronic interconnect points within networks can contribute to signal degradation and can substantially reduce the distance over which signals can reliably be sent. The market demands for networks with ever increasing data rates over longer distances have driven the need for high bandwidth subsystems and components that provide the critical interconnections between devices within these high data rate network systems.
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

PRODUCTS
For accounting purposes, our products fall into one industry segment. Within that segment, our products can be broadly split into those with an optical and those with a copper emphasis. Transceivers, for example, are optical products, while the underlying technology of chips, drivers, analytical diagnostics, and related software is primarily electronic, requiring the translation of an electrical pulse into an optical signal at the point of the laser driver or the optical receiver. Almost all of our copper products are coaxial, twinaxial, or triaxial and involve cable with those same characteristics.
Optical Products:
Over the years, we have built standardized and custom broadband network data communication products through our optoelectronic and passive fiber product families. Our legacy optoelectronics products evolved from an early emphasis on a broad range of standardized, multi-source agreement (“MSA”) compliant fiber optic components, including embedded and removable transceivers, multi-channel optical links and custom integrated modules used in telecom, storage, and data networking applications. These products support a wide variety of protocols including Gigabit Ethernet, Fiber Channel and SONET and address a wide range of wavelengths and transmission distances. Today, the Stratos optoelectronics product offerings are offered under the Stratos Optical Technologies brand and consist of (i), specialty optical transceivers, (ii) military and harsh environment optical interconnect components and port-embedded transceivers, (iii) video components and subsystems and (iv) card level and mux/demux (or multiple/demultiflex) solutions, optical flex circuits, and MSA transceivers for telecom/enterprise. Looking ahead, we see significant advantages for our customers as we combine our existing optoelectronics, multiplexing, expanded beam optical connectors, and optical coarse wave division multiplexing (“CWDM”) technology, our advanced miniaturization techniques, and innovative packaging for even more fully integrated media adaptor solutions.
Specialty Transceivers — We manufacture a line of specialty transceivers based upon less commonly manufactured standard and non-standard form factors and protocols. These products leverage our packaging, miniaturization and optoelectronic expertise and offer smaller modules with enhanced performance characteristics that are not available from other suppliers. Stratos has a core competency in extreme miniaturization and has used this to achieve form factors in transceivers and media converters that are half the size of conventional devices.
Military and Harsh Environment Components and Subsystems — Our optoelectronics products for the military market meet the shock and vibration requirements of military and harsh environment applications. We sell specialized transceivers and custom integrated modules designed to meet specific customer requirements, including active bulkheads and connectors, either of which may combine a transceiver media converter and optical interconnect in a single integrated package.
Video Components and Subsystems — We provide optoelectronic solutions specifically designed for the transport of standard definition and high definition video signals. These products include transceivers, media converters, mux/demux products, splitter/combiner products, and subsystems.

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
MSA Transceivers for Telecom/ Enterprise - Our MSA transceivers offerings include 1x9, gigabit interface converter (“GBIC”), small form factor (“SFF”), small form factor pluggable (“SFP”), and CWDM SFP form factors in multiple laser variations for short, medium and long reach applications.
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
Optical Harsh Environment Connectors — We supply optical expanded beam and physical contact harsh environment connectors to the military and other end markets. Our expanded beam connector technology utilizes optics to expand the beam of light at the end of the fiber, making the connector less susceptible to performance degradation due to dust, debris, moisture, shock and vibration. We also have developed a series of complementary physical contact connectors to address additional applications, including adaptors from physical contact to expanded beam to help bridge these technologies.
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
Sources and Availability of Raw Materials – Raw materials used in the manufacturing of optical transceivers, connector products and cable assemblies are primarily:

Raw Material	Primary Source	Availability
Electrical
Active	Domestic Dist./ Mfg. Numerous
Passive	Domestic Distributors	Stock
PCB	Domestic Manufacturer	1-8 weeks

Mechanical
Machined	Domestic Manufacturer	2 days-4 weeks
Stamped	Domestic Manufacturer	4-6 weeks
Castings	Domestic Manufacturer	8 weeks
Plastics	Domestic Manufacturer	1-6 weeks
Insulators	Domestic Manufacturer	1-3 weeks
Tubings	Domestic Manufacturer	Stock-2 weeks

Raw Material	Primary Source	Availability
Connectors	Domestic Manufacturer	2 days-4 weeks
Cable	Domestic Manufacturer	2 days- 10 weeks
Heatshrink	Domestic Dist/Mfg.	2 days-2 weeks
Tubing	Domestic Dist/Mfg.	2 days- 6 weeks
Machined Parts	Domestic Manufacturer	2 days- 6 weeks
Plastic Parts	Domestic Manufacturer	2 days- 8 weeks
Military Conn.	Offshore/Domestic Mfg.	4- 20 weeks

Optical
Transceivers	Offshore /Domestic Mfg.	Stock-16 weeks
Rosa	Offshore /Domestic Mfg.	8-10 weeks
Tosa	Offshore / Domestic Mfg.	8-10 weeks
Filters	Offshore Manufacturer	2-12 weeks
Collimators	Offshore Manufacturer	2-12 weeks
Lasers	Offshore Manufacturer	8-18 weeks
Copper Products:
We design, manufacture and market two copper “branded” product lines.
•	Our Trompeter brand product line offers RF connectors, patch jacks, installation tools, adaptors, cable and cable assemblies. Over the past 40 years, Trompeter has carved out a unique position of high customer regard and industry recognition that regularly places it as a leader in independent, third party supplier performance surveys. We emphasize knowledge of customer application design, extraordinary service levels, and high responsiveness to customer needs. We primarily sell our RF interconnect products to the telecom, military/aerospace, and video markets.

•	Our Semflex brand product line includes flexible microwave frequency bulk cable and cable assemblies for the military, aerospace, and test instrumentation markets. Our microwave cable and cable assemblies business, operated under the Semflex brand, designs and manufactures flexible microwave frequency coaxial cable and custom cable assemblies for the military/aerospace, commercial OEM and test instrumentation markets. Additionally, Semflex manufactures custom connectors, adapters, phase trimmers and other components to meet special application requirements, usually associated with the cable assemblies being built.
RF Interconnection Products for Military/ Aerospace — We produce impedance controlled Twinax and Triax RF connectors as well as patch jacks that enable high frequency electrical performance in harsh military and industrial environments. Applications for the military/aerospace RF connector products include MIL-STD-1553 databus couplers, forward battlefield command centers, video control rooms, space based satellite equipment and hermetic interconnects.
RF Interconnection Products for Telecom — Our Trompeter BNC and M-BNC connectors are widely used in telecom applications in central offices as well as emerging deployments of coaxial technology in remote terminal applications. Our product offerings include the 75 ohm Coaxial BNC series, the mini-BNC series, Western Electric Company (“WECo”) and mini-WECo patch plugs and various other interconnect jacks, plugs, and adaptors. Inside a typical telecommunication central office the high speed digital copper line rate is DS3, and utilizes 75 ohm coaxial technology. We are a leading supplier of telco-grade plugs to the newly re-consolidated RBOCs and most CLEC service providers largely due to our commitment to installer training, best-in-class installation tools, and high quality and service levels for the public switched telephone network.
Within a telecommunications network, a demarcation point is the point where the network responsibility transfers from one network operator to another. Trompeter’s interconnect modules enable a network access point immediately adjacent to a demarcation point, enabling operators to assure a quality handoff, and to avoid service calls for network problems beyond their control. In addition, these products allow customers to access and test network points without disconnecting, avoiding service disruptions.
RF Interconnection Products for Video – We manufacture 75 ohm BNC connectors and patch jacks for video signal applications in both WECo and mini-WECo form factors. Our products are used in cable TV and broadcast station signal management, mobile production vehicles, and post-production editing applications.
RF Cable Assemblies — We manufacture coaxial and twinax cable assemblies, servicing primarily telecom service providers and their central office installers, as well as military communications shelter manufacturers.
Microwave Cable - We manufacture high performance, flexible microwave cable and market these under the Semflex brand. Our production process delivers low attenuation characteristics over length and at microwave frequencies. This capability allows us to produce low-loss tuned cable assemblies where the performance of the cable is matched to the connector design. Applications are primarily high power or low loss or a combination of both.
Microwave Cable Assemblies — Our cable assemblies are typically phase matched microwave frequency custom designs of both the cable and connector for a variety of military, precision test, and wireless applications. We sell both flexible and semi rigid cable assemblies to the military and aerospace industries.
Sources and Availability of Raw Materials – Raw materials used in the manufacturing of RF and Microwave connector and cable products are primarily:

Raw Material	Primary Source	Availability
Brass	Local Distributor	Stock
Stainless Steel	Local Distributor	Stock
BeCu	Local Distributor	Stock
PTFE Rod	Local Distributor	Stock
PTFE Tapes	Domestic Manufacturer	Manufactured from stock
Copper Conductors	Domestic Manufacturer	Manufactured from stock
FEP Jacket Material	Domestic Manufacturer	Manufactured from stock
Polyurethane Jacket Material	Domestic Manufacturer	Manufactured from stock
RF Cable	Domestic Manufacturer	Manufactured from stock
Polyolefin Sleeving	Local Distributor	Stock
Machine parts	Domestic/Offshore/Internal	Stock to 8 weeks

CUSTOMERS
During fiscal 2007 sales to our five largest customers accounted for 20% of consolidated net sales. Sales to our largest single customer, General Dynamics Corporation and its respective contract manufacturers, accounted for 7% of consolidated sales and sales to our second largest customer, EDO, accounted for 7% of consolidated net sales. In fiscal 2006, sales to General Dynamics Corporation and its respective contract manufacturers amounted to 8% of consolidated net sales.
BACKLOG
Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of April 30, 2007 and 2006, our backlog was approximately $17.5 million and $13.6 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer.
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
Chicago, Illinois: We currently manufacture the majority of our video transport optoelectronic products, CWDM components and modules, optical flex circuits and most multifiber assemblies, and harsh environment assemblies for the domestic market in our 89,000 square foot Chicago facility. Some products are manufactured to our design at offshore contract manufacturing facilities in Asia; some are purchased as Stratos private labeled products, designed and manufactured by other manufacturers in the Far East.
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
Mesa, Arizona: Most of the Trompeter and Semflex products are assembled in the Mesa facility. The 50,000 square foot, two building complex includes a full function vertically-integrated manufacturing facility for Semflex’s low loss, tape wrapped, flexible microwave cable line; close coupled with a medium capacity machining facility with significant computer-controlled turning, milling and drilling capability for turn-key production. This operation also produces medium and low volume Swiss screw machine type contacts for the Trompeter RF connector line.

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
RESEARCH AND DEVELOPMENT
As of April 30, 2007, we had 58 employees engaged in research and development. Our research and development expenses were $8.2 million, $8.3 million and $9.5 million in fiscal 2007, 2006 and 2005, respectively.
We believe continued investment in research and development is critical to our future success. We concentrate our research and development activities on enhancing our existing products and developing new products to meet the evolving needs of our customers. Our interaction with customers throughout the product design process enables us to anticipate emerging technological trends in the networking industry and focus our research and development efforts on addressing these needs.
TECHNOLOGY AND INTELLECTUAL PROPERTY
We have a rich history of product innovation and have been a pioneer in developing several RF and optical devices. These innovations have allowed us to amass a strong IP portfolio, certain segments of which we have crossed-licensed with leading technology companies including Agilent, IBM and Tyco. We collect licensing fees through upfront payments and/or ongoing royalties. As of April 30, 2007, we had in excess of 100 U.S. patents issued and 26 pending patent applications for innovations in the areas of optoelectronics, optical interconnects, RFID products, and RF/microwave products. We protect our other proprietary information such as know-how through trade secrets.
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
RF and Microwave Interconnect Products (RF/ Microwave)
Through Trompeter and Semflex, we have an intellectual property portfolio consisting of patents and trade secrets for RF and microwave connectors and various interconnection modules. One innovation includes a visual indicator to ensure a plug-side connector is fully engaged with a jack-side connector so as to form a “failsafe” mated condition. The visual indication allows the operator to notice from a distance that the electrical hardware is properly engaged, which is more cost effective than an operator manually verifying each connection. This function is especially valuable when the electrical hardware is in buildings that are subject to shock and vibration. Another innovation is the M-BNC small form factor bayonet coupling sleeve RF connector which allows miniaturization in the telco space for DS3 connectivity.
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
COMPETITION
The market for optical, RF and microwave subsystems and components is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business include:
•	Data rate, port density, reliability and other performance features,

•	Ability to rapidly scale production for high volumes,

•	Timeliness of new product introductions,

•	Length of product design cycle,

•	Compatibility with emerging industry standards,

•	Scope and responsiveness of service and technical support,

•	Price and performance characteristics, and

•	Established reputation with key customers.
Within the optoelectronics market, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. Within the fiber optic passives market, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. Within the RF market we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Times Microwave, Inc., WL Gore Associates, Inc., Huber+Suhner and a large number of smaller companies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, distribution and other resources than we do, and as a result, may be able to:
•	Respond more quickly to new or emerging technologies or standards and to changes in customer requirements.

•	Devote greater resources to the development, promotion and sale of their products, and

•	Deliver competitive products at a lower price.
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
EMPLOYEES
As of April 30, 2007, we had approximately 524 employees including 14 senior level corporate executives and administrative employees.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information concerning executive officers of Stratos as of July 11, 2007:
Phillip A. Harris (60): President and Chief Executive Officer of Stratos since December 2004 and a director of Stratos since November 2003. Prior to being elected as President and Chief Executive Officer, Mr. Harris served as Chairman of the corporate governance and nominating committee and as a member of the compensation committee. Mr. Harris was a director of Sterling Holding Company from 2002 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Harris was Executive Vice President of Sprint North Supply (a telecommunications equipment distributor) from 1994 until his retirement in 2001. From 1978 until 1994, Mr. Harris held a number of senior operating positions with Sprint Corporation (a telecommunications provider).

Barry Hollingsworth (42): Chief Financial Officer of Stratos since February 2005. From 2004 until his appointment as CFO, Mr. Hollingsworth was Vice President of Finance & Administration for Stratos. Prior to joining Stratos, he was Director of Finance at Heidrick & Struggles International from 2000 through 2003, and was employed by Tribune Company from 1994 through 2000, where he served in various capacities including internal audit and investor relations.
Richard C.E. Durrant (46): Executive Vice President of Stratos since November 2004, Executive Vice President Passive Subsystems 2002 through November 2004, and the Managing Director of our UK subsidiary (Stratos Ltd.) since it was acquired by our predecessors in December 1998. Mr. Durrant previously served as the Managing Director of Methode Fiber Optic Europe Ltd. from 1997 through April 2000. From 1989 through 1997 Mr. Durrant served as Sales Director of Mikon Ltd., a Methode subsidiary.
Joe D. Norwood (65): Executive Vice President of Stratos since 2003. Mr. Norwood has served as President and Chief Executive Officer of Sterling since 2001. During 2001, he served as Executive Vice President and Chief Operating Officer of Sterling; from 1997 to 2001, he was President of Sterling’s Trompeter Electronics subsidiary. He served as Vice President of Amphenol Corporation in charge of their RF/Microwave and Fiber Optic Products divisions from 1986 until 1992 and again from 1995 to 1996 as a Vice President of their Time Fiber Communications subsidiary. From 1992 to 1994 he served as a Vice President of ITT Cannon in charge of Military Aerospace and other North American operations. Mr. Norwood holds a BSEE degree from Arizona State University.
Dale Reed (58): Senior Vice President Sales and Marketing since 2006. Mr. Reed was head of sales and marketing at Trompeter from 1996 to 2006. Prior to joining Trompeter in 1996, Mr. Reed spent 6 years as general manager of a microwave frequency circuit board design/fabrication shop, leading that business’ transition from a narrow defense segment to a broader industrial customer base. Mr. Reed graduated with an Economics degree from Trinity College Hartford in 1970 and added post-graduate work from a variety of institutions over the years including Northwestern, Kent State, Bryant, Stanford, and Georgia State (MBA in Marketing in 1979). An active industry influence, he has authored over 40 published articles, is a senior member of IEEE and is President and is on the Board of Directors of IICIT (International Institute of Connectors and Interconnect Technology).
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
Item 1A. Risk Factors
BUSINESS RISK FACTORS:
In the past, we have incurred significant net losses, primarily due to the economic climate in the communications industry.
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
Although we have implemented personnel reductions and other cost reduction programs and have recently achieved profitability, many of our costs are fixed in the near term. Consequently, we will need to contain our costs and operating expenses if we are to maintain profitability. If our efforts to contain our costs are not successful, we will continue to incur net losses.
Our success depends on the long-term growth of the communications industry and its use of our technologies. If these events do not occur, our net sales may decline and our business would likely be significantly harmed.
Our subsystems and components are used primarily in military, video broadcast, industrial, enterprise, MANS, WANS and telecommunication networks. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, there is uncertainty as to the extent to which communications technologies will be used throughout these markets. Our success in generating revenue in these markets will depend on the long-term growth of these markets and their use of communications technologies. If these markets do not grow, or if the use of communications technologies in these markets does not expand, our net sales may decline and our business would likely be significantly harmed.
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
The market for our products and technologies is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support new products and technologies on a successful and timely basis. If we fail to develop and deploy new products and technologies or enhancements of existing products on a successful and timely basis or we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our net sales will decline. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in the value of inventories relating to existing products being written down.
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
Approximately 36% of our sales for the fiscal year 2007 came from direct and indirect sales to the military/aerospace industry, which is heavily dependent on sales to U.S. and foreign government entities, either directly through contracts with such entities or indirectly through distributors and to prime contractors or subcontractors who are building systems or subsystems for them. A significant decline in U.S. and foreign government expenditures could have a material adverse effect on our sales.
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
The market for our products is highly competitive. For optoelectronics, we compete primarily with Agilent Technologies, Inc., Finisar Corporation, JDS Uniphase Corporation and Optical Communications Products, Inc. For fiber optics, we compete primarily with Amphenol Corporation, Molex, Inc. and Tyco International, Ltd. and numerous other smaller companies. For RF products we compete with ADC Telecommunications, Inc, Amphenol, ITT Cannon (a subsidiary of ITT Industries), Kings Electronics Co., Inc, Radiall, S.A. and numerous other companies globally. In the microwave products business, we compete with Times Microwave, Inc., WL Gore Associates, Inc., Huber+Suhner, and a large number of smaller companies.
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
A significant portion of our sales is generated from customers located outside the United States, principally in Europe. Sales to customers located outside of the United States were approximately 31.0% of our net sales during fiscal year 2007 and approximately 29% of our net sales during fiscal year 2006. We also operate a manufacturing facility in the United Kingdom. Our international operations are subject to a number of risks and uncertainties, including:
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
We are involved in various litigation matters that arise from time to time in the ordinary course of business. Our Annual Reports on Form 10-K and quarterly reports on Form 10-Q describe certain litigation matters. See discussion under Part I, Item 3: “Legal Proceedings” below and the footnotes to our financial statements.
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
Our common stock has been publicly traded only since June 27, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Factors that could affect our stock price include:
•	Strategic moves by us or our competitors, such as acquisitions (including our announced merger with Emerson Electric Co.)

•	Economic and stock market conditions generally and specifically as they may impact participants in the communications industry

•	Earnings and other announcements by, and changes in market evaluations of, participants in the communications industry

•	Changes in financial estimates and recommendations by securities analysts following our stock

•	Announcements or implementation by us or our competitors of technical innovations or new products, and
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties

			Own or lease
Location	Function	Sq. ft.	(Lease Expiration)

Active operations
Chicago, IL	Corporate headquarters, administrative offices, sales and marketing, engineering, research and development facilities, and primary optical subsystems manufacturing facility	89,360	Owned
Mesa, AZ	RF/Microwave administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility	50,000	Owned
Haverhill, UK	Administrative offices, sales and marketing, engineering, research and development facilities, and manufacturing facility for fiber optic passive products	30,000	Leased (2013)
Melbourne, FL	Military subsystems administrative offices and engineering, research and development facilities	7,752	Leased (2011)

Inactive facilities
Chicago, IL	Limited use	61,590	Owned (actively marketed for sale)
Mountain View, CA	Limited use	38,000	Leased (2007) $62,000/month
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
     In December 2006, the Second Circuit Court of Appeals reversed the district judge’s order certifying a class in six focus cases, finding that the purported class of plaintiffs cannot be certified as a matter of law. The plaintiffs filed a petition for rehearing, which the Second Circuit denied on April 6, 2007. In a hearing before the district court on May 30, 2007, the plaintiffs acknowledged that they need to revise their class definition and said that they will file a revised motion to certify the IPO Securities Litigation cases as class actions in late September 2007. On June 22, 2007, the issuers filed a joint stipulation terminating the proposed settlement with the plaintiffs. The Court has allowed the plaintiffs to conduct additional discovery relating to class certification issues from the underwriters and the issuers.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Market under the symbol “STLW.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	Market price per share
	2007		2006
	High	Low	High	Low
First quarter	$7.68	$5.59	$5.71	$4.05
Second quarter	6.92	5.96	6.00	5.14
Third quarter	7.93	6.32	6.59	5.09
Fourth quarter	7.90	7.16	8.11	6.44
The closing price of our common stock on July 11, 2007 was $7.99. The approximate number of stockholders of record on July 11, 2007 was 650, excluding shares held in street name.
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
The consolidated statement of operations data set forth below for the fiscal years ended April 30, 2007, 2006, and 2005 and the consolidated balance sheet data as of April 30, 2007 and 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this annual report on Form 10-K, and are reported in thousands, except par value and per share amounts. The consolidated statement of operations data set forth below for the fiscal year ended April 30, 2004 and 2003 and the consolidated balance sheet data as of April 30, 2005, 2004 and 2003 are derived from consolidated audited financial statements previously filed with the SEC.

	Fiscal years ended April 30,
	2007	2006	2005	2004	2003

Statement of Operations Data
Revenues	$92,744	$79,852	$80,454	$50,369	$38,416
Cost of revenues	58,028	50,090	52,642	41,954	45,809

Gross profit (loss)	34,716	29,492	27,812	8,415	(7,393)

Operating expenses:
Research and development	8,177	8,270	9,518	8,800	20,138
Sales and marketing	11,141	10,212	10,467	8,225	7,063
General and administrative	16,693	15,781	21,907	20,799	12,706
Impairment of goodwill	—	—	—	—	28,429
Impairment of other assets	—	—	—	—	37,105
Write off in-process research and development	—	—	—	—	2,070
Restructuring and other charges	—	1,023	4,679	3,066	3,100
Litigation settlements, net	—	(1,100)	(2,553)	(454)	(13,218)

Total operating expenses	36,011	34,186	44,018	40,436	97,393

Loss from operations	(1,295)	(4,694)	(16,206)	(32,021)	(104,786)
Gain on sale of business	—	—	—	1,305	—
Investment income, net	1,821	1,219	553	777	1,117
Other income	1,118	838	464	1,057	360

Income (loss) before income taxes	1,644	(2,637)	(15,189)	(28,882)	(103,309)

Income tax (provision) credit	(14)	(194)	(118)	1,797	—
	-
Income (loss) before cumulative effect of change in accounting principle	1,630	(2,831)	(15,307)	(27,085)	(103,309)
Cumulative effect of change in accounting principle	—	—	—	—	(16,982)

Net income (loss)	1,630	(2,831)	(15,307)	(27,085)	(120,291)
Preferred stock dividend requirements	(346)	(1,147)	(350)	(142)	—
	-
Net income (loss) attributable to common shareholders	$1,284	$(3,978)	$(15,657)	$(27,227)	$(120,291)

Net income (loss) per share, basic and diluted:
Basic earnings (loss) per share (weighted average)	$0.09	$(0.29)	$(1.16)	$(2.61)	$(16.44)
Diluted earnings (loss) per share (weighted average)	0.09	(0.29)	(1.16)	(2.61)	(16.44)
Cumulative effect of change in accounting principle	—	—	—	—	(2.32)

Weighted average common shares outstanding:
Basic	13,672	13,888	13,546	10,444	7,317
Diluted	14,602	13,888	13,546	10,444	7,317

Balance Sheet Data
Cash and short-term investments	$33,570	$30,742	$31,828	$36,989	$61,528
Total assets	99,499	99,154	114,980	129,050	118,175
Total liabilities	12,811	12,947	24,507	24,271	17,130
Working capital (current assets less current liabilities)	57,205	51,289	52,073	52,974	65,097
Shareholders’ equity	$86,688	$86,207	$90,473	$104,779	$101,045

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
ORGANIZATION OF INFORMATION
Our Management’s discussion and analysis is comprised of three major sections: Overview, Critical Accounting Policies, and Results of Operations. These sections include the following information:
•	Overview is a general discussion of our business.

•	Critical Accounting Policies are the policies we believe are important to understanding certain of the material judgments and assumptions incorporated in our reported financial results.

•	Results of Operations include an overview of our consolidated 2007 results compared to 2006, and 2006 results compared to 2005. This section also includes a discussion of key actions and events that impacted our results.
OVERVIEW
Stratos is an innovative international supplier of shielded electronic and optical interconnects, plus the transceiver components that are used to connect these two transmission line mediums. We design and manufacture interconnect components and subsystems used in telecom communications, datacom, military and video markets for signal networking.
On November 6, 2003, Stratos acquired Sterling Holding Company, a privately-held company based in Mesa, Arizona that designs and manufactures RF and microwave interconnect products via its two operating units, Trompeter Electronics, Inc. and Semflex, Inc. The 6,082,000 Stratos common shares issued in this transaction were valued at $5.09 a share, which was the closing price on July 2, 2003, the day the merger was announced. Stratos also issued 50,000 shares of Series B redeemable preferred stock with a face value of $5.0 million and a contingent value of up to an additional $6.25 million based on certain events, including the future performance of Stratos’ share price. The total purchase consideration was $38.8 million, consisting of common and preferred shares of Stratos stock valued at $36.0 million and $2.8 million of acquisition related costs. Our financial statements since November 6, 2003 reflect the acquisition of Sterling.
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
Inventory Reserves
It is our policy to reserve 100% of the value of inventory we specifically identify and consider obsolete or excessive given our future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process or items that have potential quality problems. Excess inventory is defined as inventory in excess of one to two years projected usage depending upon the product. Excess inventory is determined using our best estimate of future demand at the time, based upon information then available to us. In general, our policy is to scrap inventory determined to be obsolete shortly after the determination is made and to keep excess inventory for a reasonable amount of time before it is discarded. Occasionally, changed circumstances in the marketplace present us with an opportunity to sell inventory that was previously determined to be excessive or obsolete. If this occurs, we vigorously pursue such opportunities.

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
Revenue Recognition
Revenue from product sales, net of trade discounts, is recognized when title passes, which generally occurs upon shipment. We handle returns by replacing, repairing or issuing credit for defective products when returned. SEC Staff Accounting Bulletin No. 104 (“SAB 104”) provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Further, SAB 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized.
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
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. The statement does not require any new fair value measurements and we do not expect the application of this standard to change our current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109 “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, with early adoption permitted. The adoption of FIN 48 does not have a material effect on our consolidated financial position, results of operations or cash flow.
In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. Stratos was required to adopt SFAS No. 123(R) at the beginning of fiscal 2007 and adopted the prospective method of transition under the statement. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. Because, virtually all of Stratos’ outstanding options are vested, we have determined that the effect of the adoption of the statement on our consolidated financial statements is immaterial.

Results of Operations
Fiscal years ended April 30, 2007 and 2006

	2007		2006		Change
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Net sales	$91,654	99%	$79,042	99%	$12,612	16%
License fees and royalties	1,090	1%	540	1%	550	102%

Total revenues	92,744	100%	79,582	100%	13,162	17%

Cost of revenues	58,028	63%	50,090	63%	7,938	16%

Gross profit	34,716	37%	29,492	37%	5,224	18%

Operating expenses
Research and development	8,177	9%	8,270	10%	(93)	(1%)
Sales and marketing	11,141	12%	10,212	13%	929	9%
General and administrative	16,693	18%	15,781	20%	912	6%
Restructuring and other charges	—	0%	1,023	1%	(1,023)	(100%)
Litigation settlements, net	—	0%	(1,100)	(1%)	1,100	(100%)

Total operating expenses	36,011	39%	34,186	43%	1,825	5%

Loss from operations	(1,295)	(1%)	(4,694)	(6%)	3,399	(72%)

Investment income, net	1,821	2%	1,219	2%	602	49%
Other income	1,118	1%	838	1%	280	33%

Income (loss) before income taxes	1,644	2%	(2,637)	(3%)	4,281	(162%)
Income tax provision	(14)	(1%)	(194)	0%	180	(93%)

Net income (loss)	1,630	1%	(2,831)	(3%)	4,461	(158%)

Preferred stock dividend	(346)	0%	(1,147)	(1%)	801	(70%)

Net income (loss) attributable to common shareholders	$1,284	1%	$(3,978)	(4%)	$5,262	(132%)

Net Sales: Net sales increased to $91.7 million in fiscal 2007 from $79.0 million in fiscal 2006. The increase is primarily attributed to sales to new customers and increased sales to existing customers. This $12.6 million increase includes a $4.6 million increase in sales into the military/government end market, $4.3 million increase into other end markets, $2.1 million increase in the net sales into the telecom/metro end market, $1.3 million increase of net sales into the data networking end market and a $0.3 million increase into the storage/enterprise end market. Our total sales order backlog increased to $17.5 million as of April 30, 2007 from $13.6 million as of April 30, 2006.
License Fees and Royalties: License fees and royalties increased to $1.1 million in fiscal 2007 from $0.5 million in fiscal 2006. The increase of $0.6 million was attributed to renegotiating existing agreements. License fees consist of payments contingent on sales volume of licensed products.
Cost of Revenues and Gross Margins: Cost of revenues increased to $58.0 million in fiscal 2007 from $50.1 million in fiscal 2006. Gross profit as a percentage of total revenues, or gross margin increased to 37.4% in fiscal 2007 from 37.1% in fiscal 2006. The increase in gross margins is attributed to more profitable sales mix and a reduction in manufacturing costs as a percentage of sales.
Cost of revenues was charged approximately $0.9 million in fiscal 2007 and $1.4 million in fiscal 2006 to increase the reserve for obsolete and excess inventory.
Research and Development: Research and development expenses decreased to $8.2 million in fiscal 2007 from $8.3 million in fiscal 2006. The $0.1 million decrease consisted of a $0.2 million decrease in operating expenses, $0.2 million decrease in material used for research and development offset in part by an increase of $0.3 million in personnel costs dedicated to research and development.

Sales and Marketing: Sales and marketing expenses increased to $11.1 million in fiscal 2007 from $10.2 million in fiscal 2006, an increase of $0.9 million. This increase was directly related to increased sales. Sales commissions increased $0.9 million in fiscal 2007. Salaries and benefits increased $0.2 million in fiscal 2007 offset by a decrease of $0.2 million of operating expenses in fiscal 2007 as compared to the prior year.
General and Administrative: General and administrative expenses increased to $16.7 million in fiscal 2007 from $15.8 million in fiscal 2006, an increase of $0.9 million. The increase included incentive pay of $0.9 million earned in fiscal 2007 and increased professional fees $0.6 million for Sarbanes-Oxley compliance in fiscal 2007. The increase was partially offset by decreased operating expenses $0.6 million in fiscal 2007 as compared to the prior year.
Restructuring and Other Charges: During fiscal years 2006 we recorded restructuring and other charges related to the consolidation and elimination of various operating activities. Such charges included personnel severance expenses, lease expenses for limited-use facilities, and write-down of the values of certain assets related to the restructuring of operations. Restructuring and other charges were $1.0 million in fiscal 2006, of which, $0.8 million related to the closing of a leased facility in Westlake Village, California, and $0.2 million related to other personnel severance expenses.
Litigation Settlements, Net: Stratos recorded $1.1 million of net litigation settlement income in fiscal year 2006, of which $0.7 million related to a settlement from our insurance company for reimbursement of previous litigation expenses, and $0.4 million related to patent infringement settlements.
Investment Income, Net: Investment income, net of investment expense, increased to $1.8 million in fiscal 2007 from $1.2 million in fiscal 2006. Investment income consists of earnings on the short-term investment of excess cash balances. The increase is attributed to increases in interest rates earned throughout fiscal 2007.
Other Income: Other income was $1.1 million in fiscal 2007 and was comprised primarily of unrealized foreign exchange gains on intercompany loans recorded in our operations in the United Kingdom. Other income in fiscal 2006 was $0.8 million and was due primarily to $0.8 million of gains related relating to the resolution and reversal of prior period accruals, and $0.3 million of various other items, partially offset by $0.3 million of unrealized foreign exchange losses on intercompany loans recorded in our operations in the United Kingdom.
Income Taxes: Through April 30, 2007 we had recorded a valuation allowance of $80.0 million against deferred income tax assets primarily associated with tax loss carry forwards. This allowance is necessary because our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.
As of April 30, 2007 we have net operating loss carry forwards of approximately $183.7 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2026.

Fiscal years ended April 30, 2006 and 2005

	2006		2005		Change
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Net sales	$79,042	99%	$79,931	99%	$(889)	(1%)
License fees and royalties	540	1%	523	1%	17	3%

Total revenues	79,582	100%	80,454	100%	(872)	(1%)

Cost of revenues	50,090	63%	52,642	65%	(2,552)	(5%)

Gross profit	29,492	37%	27,812	35%	1,680	6%

Operating expenses
Research and development	8,270	10%	9,518	12%	(1,248)	(13%)
Sales and marketing	10,212	13%	10,467	13%	(255)	(2%)
General and administrative	15,781	20%	21,907	27%	(6,126)	(28%)
Restructuring and other charges	1,023	1%	4,679	6%	(3,656)	(78%)
Litigation settlements, net	(1,100)	(1%)	(2,553)	(3%)	1,453	(57%)

Total operating expenses	34,186	43%	44,018	55%	(9,832)	(22%)

Loss from operations	(4,694)	(6%)	(16,206)	(20%)	11,512	(71%)

Investment income, net	1,219	2%	553	1%	666	120%
Other income	838	1%	464	1%	374	81%

Loss before income taxes	(2,637)	(3%)	(15,189)	(18%)	12,552	(83%)
Income tax provision	(194)	(1%)	(118)	0%	(76)	64%

Net loss	(2,831)	(4%)	(15,307)	(18%)	12,476	(82%)

Preferred stock dividend	(1,147)	(1%)	(350)	0%	(797)	228%

Net loss attributable to common shareholders	$(3,978)	(5%)	$(15,657)	(18%)	$11,679	(75%)

Net Sales: Net sales decreased to $79.0 million in fiscal 2006 from $79.9 million in fiscal 2005. This $0.9 million decrease includes a $2.3 million decrease in the net sales into the telecom/metro end market, $1.7 million decrease into the storage/enterprise end market and a $1.3 million decrease into other end markets. These decreases were offset in part by a $4.4 million increase of net sales into the data networking end market. Sales into the military/government end market were unchanged year over year. Our total sales order backlog increased to $13.6 million as of April 30, 2006 from $11.5 million as of April 30, 2005.
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
Income Taxes: Through April 30, 2006 we had recorded a valuation allowance of $79.9 million against deferred income tax assets primarily associated with tax loss carry forwards. This allowance is necessary because our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

As of April 30, 2006 we have net operating loss carry forwards of approximately $178.3 million at April 30, 2006. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2026.
LIQUIDITY AND CAPITAL RESOURCES:
Net cash provided (used) in operating activities totaled $6.7 million, $6.0 million and ($3.8) million for fiscal years 2007, 2006 and 2005 respectively. Cash provided from operating activities for fiscal 2007 resulted primarily from net income after adding back non-cash items including depreciation and amortization. Cash was also provided from decreases in refundable income tax receivables, prepaid expenses and increases in accounts payable offset in part by increases in inventories and trade receivables. Cash provided from operating activities for fiscal 2006 resulted primarily from net income after adding back non-cash items including depreciation and amortization. Cash was also provided from decreases in inventories, prepaid expenses and increases in accounts payable offset in part by increases in trade receivables.
Day’s sales outstanding in accounts receivable was 57 days at April 30, 2007 compared to 60 days at April 30, 2006.
Net cash (used) provided by investing activities was ($1.5) million, ($1.3) million and $11.2 million in fiscal 2007, 2006 and 2005, respectively. These amounts reflect the net proceeds from the sale of short-term investments, the proceeds from the sale of assets, offset in part by the purchases of equipment and facilities in all fiscal years.
Net cash (used) by financing activities was ($3.0) million, ($6.3) million and ($2.0) million in fiscal 2007, 2006 and 2005, respectively. Net cash used in financing activities for fiscal 2007 represents $1.9 million for the purchase of treasury shares, $1.0 million for the redemption of preferred shares, $0.3 million of dividends on preferred stock offset in part by $0.2 million of proceeds from the exercise of stock options. Net cash used in financing activities for fiscal 2006 represents $3.0 million for the redemption of preferred shares, $1.6 million for the purchase of treasury shares, $1.1 million of dividends on preferred stock, $0.8 million of repayment of long term debt, offset in part by $0.3 million of proceeds from the exercise of stock options. Net cash used in financing activities from fiscal 2005 represents $2.2 million of repayments of long-term borrowings, and $0.4 million of dividends on preferred stock, offset in part by $0.6 million of proceeds from the exercise of stock options.
As of April 30, 2007, our principal source of liquidity was approximately $33.6 million in cash, cash equivalents and short-term investments.
Since many of our costs are fixed in the near term, we expect to continue to incur significant manufacturing, research and development, sales and marketing and administrative expenses.
We continue to examine and pursue opportunities for improving gross margins and cash flows. The merger with Sterling combined two companies with brands that are well respected by segments of the telecommunications, military, video and broadcast customer base, and that seek solutions to difficult problems at the electrical side of the high- performance, high-bandwidth interfaces. We believe that these products, when combined with superior customer service, provide the potential for improving gross margins and cash flows.
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
CONTRACTUAL OBLIGATIONS:
Stratos’ contractual obligations as of April 30, 2007 are as follows:

	Payment due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	1,906	603	1,055	248	—
Purchase obligations	6,393	6,393	—	—	—

Total	$8,299	$6,996	$1,055	$248	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain market risks, including foreign currency fluctuations and interest rates applicable to our investments. Although our Stratos U.K. subsidiary enters into transactions in currencies other than its functional currency, the Pound Sterling, foreign currency exposures arising from these transactions are not material to us. The primary foreign currency exposure arises from the translation of our net equity investment in our foreign subsidiary to U.S. Dollars. We view our investment in our foreign subsidiary as long-term. The primary currencies to which we are exposed are the Pound Sterling and Euro.
We do not have exposure to interest rate risk because we do not have any debt. Our market risks include lower income from our short-term investments if interest rates decline.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Stratos International, Inc.
     We have audited the accompanying consolidated balance sheets of Stratos International, Inc. and subsidiaries as of April 28, 2007 and April 29, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratos International, Inc. at April 28, 2007 and April 29, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, effective April 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, using the modified prospective transition method.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stratos International, Inc.’s internal control over financial reporting as of April 28, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 11, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ BDO Seidman, LLP
Chicago, Illinois
July 11, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Stratos International, Inc.
We have audited the consolidated balance sheet of Stratos International, Inc. and subsidiaries as of April 30, 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive loss for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratos International, Inc. and subsidiaries as of April 30, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Chicago, Illinois
June 16, 2005

Stratos International, Inc.
Consolidated Balance Sheets
At April 30, 2007 and 2006
(In thousands, except par value and share amounts)

	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$14,070	$11,742
Short-term investments	19,500	19,000
Accounts receivable, net	15,915	13,606
Inventories	19,092	15,482
Refundable income taxes	87	1,837
Prepaid expenses and other current assets	370	590

Total current assets	69,034	62,257

Property, plant and equipment, net	11,524	16,437
Intangible assets, net	10,566	11,832
Goodwill and other indefinite-lived assets	5,664	5,664
Assets held for sale	2,600	2,864
Other assets	111	100

Total assets	$99,499	$99,154

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$5,282	$4,724
Accrued expenses	6,371	6,028
Income taxes payable	176	216

Total current liabilities	11,829	10,968

Series B redeemable preferred stock	982	1,979

Shareholders’ equity:
Preferred stock, Series B redeemable $0.01 par value: Authorized 1,000,000 shares; issued and outstanding 9,820 and 19,790 shares at April 30, 2007 and 2006 respectively.	—	—
Common stock, $0.01 par value: Authorized 20,000,000 shares; issued and outstanding 14,500,494, and 14,640,643 shares at April 30, 2007 and 2006, respectively	151	149
Cost of shares in treasury: 582,808 and 301,521 shares at April 30, 2007 and 2006 respectively.	(3,723)	(1,871)
Additional paid-in capital	319,847	318,207
Accumulated other comprehensive loss	(602)	(9)
Accumulated deficit	(228,985)	(230,269)

Total shareholders’ equity	86,688	86,207

Total liabilities and shareholders’ equity	$99,499	$99,154

See notes to consolidated financial statements

Stratos International, Inc
Consolidated Statements of Operations
For the fiscal years ended April 30, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Revenues:
Net sales	$91,654	$79,042	$79,931
License fees and royalties	1,090	540	523

Total revenues	92,744	79,582	80,454

Cost of revenues	58,028	50,090	52,642

Gross profit	34,716	29,492	27,812

Operating expenses
Research and development	8,177	8,270	9,518
Sales and marketing	11,141	10,212	10,467
General and administrative	16,693	15,781	21,907
Restructuring and other charges	—	1,023	4,679
Litigation settlements, net	—	(1,100)	(2,553)

Total operating expenses	36,011	34,186	44,018

Loss from operations	(1,295)	(4,694)	(16,206)

Investment income, net	1,821	1,219	553
Other income	1,118	838	464

Income (loss) before income taxes	1,644	(2,637)	(15,189)
Income tax provision	(14)	(194)	(118)

Net income (loss)	1,630	(2,831)	(15,307)

Preferred stock dividend	(346)	(1,147)	(350)

Net income (loss) attributable to common shareholders	$1,284	$(3,978)	$(15,657)

Per share data, basic and diluted:
Basic earnings (loss) per share (weighted average)	0.09	(0.29)	(1.16)
Diluted earnings (loss) per share (weighted average)	0.09	(0.29)	(1.16)

Weighted average number of common shares outstanding:
Basic number of shares outstanding	13,672	13,888	13,546
Diluted number of shares outstanding	14,602	13,888	13,546
See notes to consolidated financial statements

Stratos International, Inc
Consolidated Statements of Shareholders’ Equity
For the fiscal years ended April 30, 2007, 2006 and 2005
(In thousands, except share amounts)

					Accum.
			Additional		Other Com-		Total
	Common	Treasury	Paid-in	Unearned	prehensive	Accumulated	Shareholders’
	Stock	Shares	Capital	Compensation	Income(Loss)	Deficit	Equity

Balance at April 30, 2004	$143	$(248)	$319,212	$(3,809)	$114	$(210,633)	$104,779
Net loss						(15,307)	(15,307)
Dividends on redeemable preferred stock						(350)	(350)
Foreign currency translation adjustments					(143)		(143)
Issuance of 383,834 shares of restricted common stock	4		1,658	(1,662)			—
Modification of stock option agreements	—		377				377
Amortization of restricted stock grants				550			550
Forfeiture of 282,074 shares of restricted common stock	(3)		(1,448)	1,416			(35)
Option exercises (217,749 shares)	2		611				613
Purchase of common stock for treasury		(11)					(11)

Balance at April 30, 2005	146	(259)	320,410	(3,505)	(29)	(226,290)	90,473

Net loss						(2,831)	(2,831)
Dividends on redeemable preferred stock						(1,147)	(1,147)
Foreign currency translation adjustments					20		20
Issuance of 278,900 shares of restricted common stock	3		2,020	(2,023)			—
Amortization of restricted stock grants				987			987
Forfeiture of 28,871 shares of restricted common stock	(1)		(140)	141			—
Option exercises (80,043 shares)	1		317				318
Purchase of common stock for treasury		(1,612)					(1,612)

Balance at April 30, 2006	149	(1,871)	322,607	(4,400)	(9)	(230,269)	86,207

Adoption of SFAS No. 123(R)			(4,400)	4,400			0
Net lncome						1,630	1,630
Dividends on redeemable preferred stock						(346)	(346)
Foreign currency translation adjustments					(593)		(593)
Issuance of 108,000 shares of restricted common stock	1		(1)				—
Amortization of restricted stock grants and options			1,466				1,466
Forfeiture of 17,854 shares of restricted common stock	—		—				—
Option exercises (49,092 shares)	1		175				176
Purchase of common stock for treasury		(1,852)					(1,852)

Balance at April 30, 2007	$151	$(3,723)	$319,847	$—	$(602)	$(228,985)	$86,688

See notes to consolidated financial statements

Stratos International, Inc
Consolidated Statements of Cash Flows
For the fiscal years ended April 30, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Operating activities:
Net income (loss)	$1,630	$(2,831)	$(15,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation	6,088	5,853	6,550
Provision for amortization of intangible assets	1,266	1,532	1,630
Provision for amortization of stock based compensation	1,466	987	927
Provision for losses on accounts receivable	100	320	259
Gain on sale of assets	92	(52)	—
Provision for excess and obsolete inventory	868	1,372	984
Changes in operating assets and liabilities:
Accounts receivable	(2,618)	(999)	(641)
Inventories	(4,740)	(880)	(994)
Prepaid expenses and other assets	1,953	7,977	544
Accounts payable and accrued expenses	553	(7,281)	2,276

Net cash provided (used) in operating activities	6,658	5,998	(3,772)

Investing activities:
Purchases of property, plant and equipment	(1,157)	(1,024)	(1,003)
Purchases of short-term investments	(5,000)	(13,896)	(9,265)
Sale of short-term investments	4,500	13,448	19,872
Net proceeds from sale of assets	154	197	1,578

Net cash provided (used) by investing activities	(1,503)	(1,275)	11,182

Financing activities:
Repayment of long-term borrowings	—	(815)	(2,216)
Dividends paid on preferred stock	(346)	(1,147)	(350)
Net proceeds from exercise of stock options	176	318	613
Purchase of shares for treasury	(1,852)	(1,612)	(11)
Redemption of preferred shares	(997)	(3,021)	—

Net cash (used) in financing activities	(3,019)	(6,277)	(1,964)

Effect of exchange rates on cash	192	20	—

Net increase (decrease) in cash and cash equivalents	2,328	(1,534)	5,446
Cash and cash equivalents at beginning of year	11,742	13,276	7,830

Cash and cash equivalents at end of year	$14,070	$11,742	$13,276

Supplemental cash flow data
Issuance of shares of restricted common stock	$670	$2,023	$1,662
Release of income tax valuation allowance to goodwill	$—	$446	$—
See notes to consolidated financial statements

Stratos International, Inc
Consolidated Statements of Comprehensive Income (Loss)
For the fiscal years ended April 30, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Net income (loss)	$1,630	$(2,831)	$(15,307)
Other comprehensive income (loss):
Foreign currency translation adjustment	(593)	20	(143)

Comprehensive income (loss)	$1,037	$(2,811)	$(15,450)

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
Use of estimates: We prepare our financial statements in conformity with U. S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

Shipping and handling fees and costs: We include shipping and handling fees billed to customers in “net sales,” and related costs in “sales and marketing” expenses. Shipping and handling fees in fiscal 2007, 2006 and 2005 were $0.3 million, $0.3 million, and $0.3 million, respectively. Product freight out costs in fiscal 2007, 2006, and 2005 were $0.6 million, $0.6 million, and $0.3 million, respectively.
Research and development costs: Costs associated with the development of new products are charged to expense when incurred.
Advertising: We expense all advertising costs as incurred. Advertising expenses in fiscal 2007, 2006, and 2005 were $0.4 million, $0.3 million, and $0.3 million, respectively.
Stock-based compensation: In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Stratos adopted SFAS No. 123(R) at the beginning of fiscal 2007. We adopted the prospective method of transition under the statement. Under this method, we began recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. SFAS No. 123(R) did not have a material effect on our financial statements for the period ended April 30, 2007.
No stock options have been issued during the twelve months ended April 30, 2007, and 2006. Unearned compensation was reclassified to additional paid-in capital for the period ended April 30, 2007 in accordance with SFAS 123(R).
Income taxes: We file consolidated U.S. Federal and state income tax returns as required. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and their reported amounts, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess on an ongoing basis the need for valuation reserves against net deferred tax assets.
Cash and cash equivalents: Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less and are carried at their approximate fair values.
Short-term investments: Short-term investments represent short-term corporate debt that is available for sale to meet working capital needs. Cost approximated estimated fair value at the balance sheet date, and gross unrealized gains or losses were not significant. Interest earned relating to these securities is reported as a component of investment income.
Financial instruments: Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt. The fair values of these financial instruments approximate their net carrying values at April 30, 2007 and 2006.
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
Impairment of Long-Lived Assets: We review the carrying value of our long-lived assets if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the long-lived asset, impairment is measured by comparing the carrying value of the long-lived asset to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. If an asset is considered held for sale, we adjust the carrying value of the underlying assets to fair value, as determined based on the estimated net realizable proceeds of the assets.
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. The statement does not require any new fair value measurements and we do not expect the application of this standard to change our current practice. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.
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
In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. Stratos was required to adopt SFAS No. 123(R) at the beginning of fiscal 2007 and adopted the prospective method of transition under the statement. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. Because, virtually all of Stratos’ outstanding options are vested, we have determined that the effect of the adoption of the statement on our consolidated financial statements is immaterial.

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
NOTE 2. ACCOUNTS RECEIVABLE
We reduce our accounts receivable balance to account for an allowance for doubtful accounts. The table below shows the activity in the allowance for doubtful accounts during each of the fiscal years ended April 30:

Allowance for doubtful accounts	2007	2006	2005

Beginning balance	$575	$548	$358
Charged to expense	98	320	259
Write offs of amounts considered to be uncollectible, net of recoveries	(270)	(293)	(69)

Ending balance	$403	$575	$548

NOTE 3. INVENTORIES
We define obsolete inventory as items no longer useful in our manufacturing process or items that have potential quality problems, and record a reserve of 100% of their values. We determine excess inventory using estimates for future demand. Details of our inventories and related reserves for the fiscal years ended April 30, are as follows:

Inventories	2007	2006

Raw materials	$13,722	$11,100
Work in progress	1,355	954
Finished goods	4,015	3,428

	$19,092	$15,482

Inventory reserves	2007	2006	2005

Beginning balance	$6,737	$6,735	$9,083
Charged to expense	868	1,372	984
Write offs, net of recoveries	(2,705)	(1,370)	(3,332)

Ending balance	$4,900	$6,737	$6,735

The write-off of obsolete inventory reserves represents the disposal of related inventory or usage of product previously reserved for.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at April 30, 2007 and 2006 consist primarily of cash payments for insurance policies and maintenance agreements applicable for a period up to one year.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Details of property, plant and equipment at April 30, 2007 and 2006, were as follows:

	2007	2006	Useful lives

Land	$1,721	$1,721	indefinite
Buildings and building improvements	11,625	11,533	5-35 years
Machinery and equipment	60,464	58,195	3-15 years
Furniture and office equipment	19,309	19,048	5-10 years

Property, plant and equipment at cost	93,119	90,497

Less accumulated depreciation	(81,595)	(74,060)

Property, plant and equipment, net	$11,524	$16,437

NOTE 6. INTANGIBLE ASSETS
Amortizable intangible assets were comprised of the following:

	April 30, 2007			April 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
Amortizable Intangible Assets	Amount	Amortization	Net	Amount	Amortization	Net	Lives
Customer relationships	$10,800	$(3,024)	$7,776	$10,800	$(2,159)	$8,641	12.50 years
Patents and related technology	4,368	(1,578)	$2,790	4,368	(1,295)	3,073	14.25 years
Developed software	700	(700)	—	700	(582)	118	3.00 years

Total amortized intangible assets	$15,868	$(5,302)	$10,566	$15,868	$(4,036)	$11,832

The following table shows the estimated future amortization expense for intangible assets:

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter

Amortization amount	$(1,148)	$(1,148)	$(1,148)	$(1,148)	$(1,148)	$(4,826)

NOTE 7. GOODWILL
We performed our annual goodwill impairment review in accordance with SFAS No. 142 during the fourth quarters of fiscal years 2007, 2006, and 2005. Our goodwill impairment tests resulted in no additional impairment charges.
Goodwill was adjusted to $3.0 million from $3.4 million at April 30, 2006 as the result of releasing a portion of our deferred income tax valuation allowance. Other indefinite lived assets and trade names were $2.7 million. Goodwill and other indefinite-lived assets at April 30, 2005 are comprised of goodwill of $3.4 million and trade names of $2.7 million, each related to the Sterling acquisition.
NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-lived assets for impairment. This process requires us to consider whether any indicators of impairment are present and, if so, whether the sum of the estimated undiscounted future cash flows attributable to those assets is less than their carrying values. We recognize an impairment loss based on the excess of the carrying amounts of long-lived assets over their respective fair values, if any. There was no impairment of assets for the years ended April 30, 2007, 2006 and 2005.
NOTE 9. RESTRUCTURING AND OTHER CHARGES
We recorded restructuring and other charges related to the consolidation and elimination of various operating activities in each of our fiscal years 2006 and 2005. The charges included the write-down of the values of certain assets, personnel severance expenses, lease expenses for limited-use facilities and legal costs related to the restructuring of operations. The restructurings allowed us to compete more effectively in our markets and created a cost structure more in line with the current level of our business.

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
Charges relating to the restructuring, subsequent activities and the remaining balances are summarized as follows:

			Limited-use
Restructuring	Employee costs	Legal and other	facility rent	Total

Balance at April 30, 2004	$240	$—	$738	$978
2005 charges	2,724	—	1,955	4,679
Utilized in 2005	(2,687)	—	(894)	(3,581)

Balance at April 30, 2005	277	—	1,799	2,076
2006 charges	627	396	—	1,023
Utilized in 2006	(584)	(396)	(853)	(1,833)

Balance at April 30, 2006	320	—	946	1,266
2007 charges	—	—	—	—
Utilized in 2007	(220)	—	(753)	(973)

Balance at April 30, 2007	$100	$—	$193	$293

Expenses for asset write-downs are non-cash charges, and are offset against the carrying values of the respective assets. The limited-use facility rental expense will be paid in monthly installments through the end of the lease term in 2007.

NOTE 10. ACCRUED EXPENSES
Accrued expenses are detailed as follows:

	As of April 30,
Other Current Liabilities	2007	2006

Employee costs	$2,887	$2,514
Professional fees, litigation and claims	1,468	977
Commissions and Royalties	1,068	801
Inventory received, not vouchered	312	70
Other	247	386
Real estate and other taxes	196	334
Rent for limited-use facilities	193	946

Total	$6,371	$6,028

NOTE 11. LONG-TERM DEBT
During the year ended April 30, 2006 the remaining principal balance of our long term debt of $.8 million was paid in full. The debt consisted of a note payable for the purchase of computer software and hardware in connection with the implementation of a new information technology system in fiscal year 2002. The note was supported by a letter of credit in the amount of $2.7 million that expired on August 1, 2005.
Cash payments in fiscal years 2006 and 2005 for interest on debt amounted to $0.0 million, $0.1 million respectively.
NOTE 12. REDEEMABLE SERIES B PREFERRED STOCK
The number of authorized shares of preferred stock is 1,000,000 of which 50,000 shares are designated as Series B preferred stock. The Series B preferred stock has a par value of $0.01 per share and a stated value and a liquidation preference of $100.00 per share, plus accrued and unpaid dividends. With respect to dividend rights and rights on liquidation, dissolution and winding up, the Series B Preferred Stock ranks senior to all classes of our stock, except those classes of preferred stock, which may be expressly designated as ranking senior or on parity with the Series B Preferred Stock. As of April 30, 2007 and 2006 we had 9,820 and 19,790 shares of Series B Preferred Stock issued and outstanding, respectively.
During the year ended April 30, 2007 we purchased 9,970 shares at $127 per share plus accrued dividends for $1.3 million. During the year ended April 30, 2006 we purchased 30,210 shares at $127 per share plus accrued dividends for $3.9 million.
The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends, when and as declared by the Board of Directors of Stratos out of funds legally available until the dividend termination date. The cash dividend per share is equal to (1) seven percent per annum, or an increased rate in the case of Stratos failure to pay dividends in accordance with the provisions of the certificate of designation relating to the Series B Preferred Stock, multiplied by (2) $100 per share, subject to adjustment, plus the amount of accrued but unpaid dividends with respect to each share of Series B Preferred. Dividends, to the extent declared by the Board of Directors of Stratos, will be payable quarterly. In addition, Stratos may, at any time following the fifth anniversary of the issuance of the Series B Preferred, declare an optional special dividend of $100 on each issued and outstanding share of Series B Preferred, plus the amount of all accrued but unpaid dividends with respect to each such share, in which case no further cash dividends are required to be paid. Stratos may not pay or declare dividends on any securities ranking junior to the Series B Preferred, unless (i) the holders of 75% of the outstanding shares of Series B Preferred consent to such payment or (ii) all accrued and unpaid dividends on the shares of Series B Preferred have been paid or set aside for payment.

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

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Stratos, the holders of Series B Preferred Stock will be entitled to receive liquidating distributions in the amount of $100 per share plus all accrued and unpaid dividends thereon to the date fixed for distribution, before any distribution or payment is made to the holders of Stratos’ common stock or on any other class of Stratos’ stock ranking junior to the Series B Preferred Stock. If a change in ownership (as defined above) of Stratos occurs, the holders of the Series B Preferred Stock will be entitled to receive liquidating distributions of $100 per share, subject to adjustment based on the market price of Stratos common stock, as described more fully above.
The Series B Preferred will not be convertible into Stratos’ common stock and will not be entitled to the benefit of a sinking fund.
NOTE 13. CAPITAL STOCK
Common and preferred stock
On March 22, 2001, our Board of Directors declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of Common Stock, par value $0.01 per share outstanding on April 3, 2001 to stockholders of record on that date. Each Right entitles the registered holder to purchase from Stratos one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $800.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 23, 2001, as amended, between Stratos and Mellon Investor Services LLC, as Rights Agent. Pursuant to an Agreement and Plan of Merger, dated as of July 2, 2003 was entered into between Stratos, Sleeping Bear Merger Corp. and Sterling, we agreed to amend the Rights Agreement in light of our issuance of shares in the merger. We also agreed to amend the Rights Agreement in connection with our merger agreement with Emerson Electric Co. signed on May 14, 2007. The terms of the Rights may be amended by our Board of Directors without the consent of the Rights holders, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the Rights holders (other than the Acquiring Person and its Affiliates and Associates). Until a Right is exercised, the Rights holder, as such, will have no rights as a stockholder of Sterling, including, without limitation, the right to vote or to receive dividends.
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
During fiscal 2007, we granted 108,000 shares of restricted stock to the directors with a weighted average fair market value of $6.21 per share. During fiscal 2006, we granted 278,900 shares of restricted stock to directors, officers and key employees, with a weighted average fair market value of $7.25 per share. During fiscal 2005, we granted 383,834 shares of restricted stock with a weighted average fair market value of $4.33 per share. The restricted shares vest over a period of three to five years from date of grant based on annual performance criteria. Aside from the annual performance requirements the awards vest 100% on the last anniversary of date of grant.
To date we have not issued any options to others performing services for Stratos or our subsidiaries.
The following table illustrates options outstanding under all plans as of April 30, 2007:

	Options outstanding			Options Exercisable
	at April 30, 2007			at April 30, 2007
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 2.63 - 7.60	184,629	5.92	$3.82	183,629	$3.80
$ 27.50 - 59.80	51,708	3.82	$51.57	51,708	$51.57
$ 105.80 - 210.00	2,988	3.34	$170.68	2,988	$170.68

Total	239,325	5.43	$16.22	238,325	$16.26

	Options outstanding			Options Exercisable
	at April 30, 2006			at April 30, 2006
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

$ 2.63 - 7.60	232,830	6.91	$3.76	230,325	$3.74
$ 27.50 - 59.80	51,708	4.82	$51.57	51,645	$51.60
$ 105.80 - 210.00	5,988	4.25	$181.77	5,988	$181.77

Total	290,526	6.48	$15.94	287,958	$16.03

The following table illustrates activities in our option plans:

		Weighted
	Number of	Average
	Options	Exercise
	outstanding	Price
Balance at April 30, 2004	645,168	$13.05

Granted	—	0.00
Exercised	(217,749)	2.82
Cancelled	(58,716)	36.08

Balance at April 30, 2005	368,703	$15.43

Granted	—	0.00
Exercised	(80,043)	6.17
Cancelled / Other	1,866	36.20

Balance at April 30, 2006	290,526	$15.94

Granted	—	0.00
Exercised	(49,092)	3.59
Cancelled / Other	(2,109)	192.81

Balance at April 30, 2007	239,325	$16.22

In computing the fair value of stock options granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Stratos did not grant any options in 2007, 2006 or 2005.
We have authorized for issuance 1,507,714 shares of common stock under the 2003 Plan. Following shareholder approval of the 2003 Plan on November 6, 2003, no additional awards may be granted under the 2000 Plan or the 2002 Plan. The approval of the 2003 Plan, however, has not affected and will not affect any awards granted under the 2000 Plan or the 2002 Plan prior to November 6, 2003. No options were granted under the 2003 Plan during fiscal 2007 or 2006.
NOTE 14. EMPLOYEE 401(K) SAVINGS PLAN
Stratos sponsors 401(k) Savings Plans (the “Plans”) that cover substantially all of its employees. The Plans are salary reduction plans that allow employees to defer a percentage of wages subject to Internal Revenue Service limits. The Plans also allow for discretionary contributions by Stratos equal up to 4.5% of eligible compensation. Stratos made discretionary contributions to the Plans totaling approximately $0.6 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively.
NOTE 15. LEASES
We lease various facilities and equipment under operating leases that expire through 2013. Rental expense was $1.0 million in fiscal 2007, $1.0 million in fiscal 2006 and $1.3 million in fiscal 2005.

Future minimum rental expense under all non cancelable operating leases with terms greater than one year are as follows:

Fiscal 2008	$603
Fiscal 2009	411
Fiscal 2010	364
Fiscal 2011	280
Fiscal 2012	187
Thereafter	60

$1,906

NOTE 16. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Years Ended April 30,
	2007	2006	2005
Numerator:
Net income (loss)	$1,630	$(2,831)	$(15,307)
Preferred stock dividend requirements	(346)	(1,147)	(350)

Net income (loss) attributable to common shareholders	$1,284	$(3,978)	$(15,657)

Per share data, basic and diluted:
Basic earnings (loss) per share (weighted average)	0.09	(0.29)	(1.16)
Diluted earnings (loss) per share (weighted average)	0.09	(0.29)	(1.16)

Weighted average number of shares outstanding in thousands:
Basic number of shares outstanding	13,672	13,888	13,546
Diluted number of shares outstanding	14,602	13,888	13,546
Options to purchase 239,325, 290,526 and 368,703 shares of common stock at a weighted average option price of $16.22, $15.94 and $15.43 were outstanding during fiscal 2007, 2006 and 2005 respectively, but were not included in the computation of diluted loss per share in 2006 and 2005 because of the net loss in those years and therefore, the effect would have been antidilutive.
NOTE 17. INCOME TAXES
Through April 30, 2007, we recorded a valuation allowance of $80.0 million against deferred income tax assets primarily associated with tax loss carry forwards. Our significant operating losses experienced in recent years establishes a presumption that realization of these income tax benefits does not meet a “more likely than not” standard.

We have net operating loss carry forwards of approximately $183.7 million. We believe that our acquisition of Sterling Holding Company in November 2003 triggered Internal Revenue Code Section 382 limitations on the net operating loss that existed prior to the acquisition, which was approximately $132.5 million. Of that amount, we believe the available utilization of the net operating loss is limited to approximately $2 million on an annual basis. Our net operating loss carry forwards will expire between 2022 and 2026.
Significant components of our deferred tax assets and liabilities at the balance sheet dates were as follows:

	As of April 30,
Deferred tax assets and liabilities	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$73,174	$73,549
Impairment of long-lived assets	—	—
Inventory reserves	2,007	2,922
Accrued vacation	279	244
Deferred compensation	790	258
Allowance for doubtful accounts	176	213
Restructuring reserve	117	378
Investment basis differences	3,132	3,350
Other	345	470

Total	80,020	81,384

Less: Valuation allowance	(80,020)	(79,880)

Total deferred tax assets	—	1,504

Deferred tax liabilities:
Accelerated tax depreciation	—	(664)
Additional depreciation and amortization on the step-up in value of fixed assets and intangibles	—	(394)
Other	—	(446)

Total deferred tax liabilities	—	(1,504)

Net deferred tax liabilities	$—	$—

Income tax provisions during our fiscal years consisted of the following:

	Fiscal years ended April 30,
Income tax	2007	2006	2005

Current:
Federal	$—	$144	$—
Foreign	—	—	—
State	14	50	118

Total current income taxes	14	194	118

Deferred	—	—	—

Total income taxes	$14	$194	$118

The current federal income tax expense for fiscal 2006 is primarily due to a proposed Internal Revenue Service audit adjustment related to the 2001 tax return of Sterling Holding Company, which Stratos acquired in November 2003. The current state tax provision for fiscal 2007, 2006 and 2005 represents taxes due related to taxable income generated for state income tax purposes.

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Fiscal years ended April 30,
Reconciliation	2007	2006	2005

Income tax (credit) at statutory rate	$559	$(963)	$(5,358)
Effect of state income taxes	99	(142)	(578)
Tax exempt investment income	—	—	(53)
Valuation allowance	140	881	6,071
Filing differences from prior years	(163)	223	(12)
Other, net	(620)	194	48

Income taxes	$14	$194	$118

Income taxes are based on pre-tax losses, which are distributed geographically as follows:

	Fiscal years ended April 30,
Geographic distribution of income (loss) before taxes	2007	2006	2005

United States	$1,045	$234	$(15,261)
International	599	(2,871)	72

Total loss before taxes	$1,644	$(2,637)	$(15,189)

NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
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
Information about our results of operations in different geographic regions is as follows:

	Fiscal years ended April 30,
	2007	2006	2005
Net sales
United States	$63,207	$68,712	$67,118
Foreign	28,447	10,330	12,813

	$91,654	$79,042	$79,931

Net income (loss)
United States	$1,031	$40	$(15,445)
Foreign	599	(2,871)	138

	$1,630	$(2,831)	$(15,307)

Property, plant and equipment, net
United States	$10,296	$14,960	$19,470
Foreign	1,228	1,477	1,868

	$11,524	$16,437	$21,338

NOTE 19. MATERIAL CUSTOMERS and CONCENTRATION of CREDIT RISK
During fiscal 2007, sales to General Dynamics UK, Ltd. and its’ respective contract manufacturers amounted to 7% of consolidated sales and sales to EDO Corp. amounted to 7% of consolidated sales.
During fiscal 2006, sales to General Dynamics UK, Ltd. and its respective contract manufacturres amounted to 8% of consolidated net sales.
During fiscal 2005, sales to General Dynamics UK Ltd. and Tellabs, Inc. and their respective contract manufacturers amounted to 8% and 4%, respectively, of consolidated net sales.
Accounts receivable are generally due within 30 to 60 days. Credit losses relating to all customers consistently have been within management’s expectations.

NOTE 20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited results of operations for the two fiscal years ended April 30, 2007:

	Fiscal Year 2007 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$21,064	$23,036	$22,101	$25,452
Gross profit	6,506	8,813	8,715	10,680
Income (loss) from operations	(1,931)	255	414	(33)
Net income (loss)	(1,262)	773	1,515	604
Preferred stock dividends	(287)	(25)	(17)	(17)
Net income (loss) attributable to common shareholders	(1,549)	748	1,498	587
Net income (loss) per share available to common shareholders	$(0.11)	$0.05	$0.11	$0.04

	Fiscal Year 2006 Quarter Ended
	July 31	October 31	January 31	April 30
Net sales	$20,480	$18,949	$18,993	$20,620
Gross profit	8,171	6,752	6,890	7,678
Loss from operations	(684)	(1,668)	(1,378)	(964)
Net loss	(1,088)	(346)	(981)	(418)
Preferred stock dividends	(87)	(88)	(88)	(884)
Net loss attributable to common shareholders	(1,175)	(434)	(1,069)	(1,302)
Net loss per share available to common shareholders	$(0.09)	$(0.03)	$(0.08)	$(0.09)
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
NOTE 21. LITIGATION
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
In December 2006, the Second Circuit Court of Appeals reversed the district judge’s order certifying a class in six focus cases, finding that the purported class of plaintiffs cannot be certified as a matter of law. The plaintiffs filed a petition for rehearing, which the Second Circuit denied on April 6, 2007. In a hearing before the district court on May 30, 2007, the plaintiffs acknowledged that they need to revise their class definition and said that they will file a revised motion to certify the IPO Securities Litigation cases as class actions in late September 2007. On June 22, 2007, the issuers filed a joint stipulation terminating the proposed settlement with the plaintiffs. The Court has allowed the plaintiffs to conduct additional discovery relating to class certification issues from the underwriters and the issuers.
In February 2002, we acquired Tsunami Optics, Inc. The acquisition agreement contemplated a potential earn-out payment of up to $18 million in common stock if certain financial targets were achieved following the acquisition. In June 2002, Catherine Lego, as representative of the former Tsunami shareholders, filed a lawsuit against Stratos in the United States District Court, Northern District of California alleging, among other things, that Stratos breached the acquisition agreement by refusing to allow Tsunami to operate as a separate subsidiary and firing the Tsunami executives that were necessary to operate the business thereby making it impossible for Tsunami to achieve the targets required to receive any earn-out payments. The complaint also alleged fraud and violations of federal securities laws in connection with the acquisition of Tsunami. Plaintiffs sought $38 million in damages or the rescission of the acquisition agreement. Stratos filed a counterclaim against Ms. Lego and several other shareholders and officers of Tsunami which alleged fraud, breach of contract and violations of federal securities laws. The counterclaim sought compensatory and punitive damages.
In April 2004, the Court entered an order in favor of Stratos to dismiss with prejudice 11 of 13 counts of the plaintiffs’ complaint. A trial on the plaintiffs’ two remaining claims (breach of contract and rescission) was held in December 2004. On February 16, 2005, the Court entered judgment in Stratos’ favor on both of plaintiffs’ two remaining claims. The Court entered judgment against Stratos on its counterclaim against the plaintiffs. The plaintiffs appealed the trial court’s judgments. Stratos did not appeal the trial court’s judgment in plaintiffs’ favor on Stratos’ counterclaims. In August 2005, the plaintiffs agreed to dismiss their appeal, and the appeal was dismissed with prejudice on September 7, 2005.
In August 2002, James Campbell, the former CEO of Tsunami, filed a lawsuit against Stratos in California state court alleging wrongful termination in breach of his employment contract, fraud and age discrimination. Campbell’s claims were subsequently amended to include intentional infliction of emotional distress. Campbell sought unspecified damages, punitive damages and attorney’s fees. During the first quarter of fiscal year 2006 we settled this litigation.
In August 2004, Federal Insurance Company, issuer of Stratos’ directors’ and officers’ insurance policy, filed a complaint for declaratory judgment in the United States District Court, Northern District of Illinois to deny coverage to Stratos for the Lego and Campbell lawsuits described above. The suit was filed in response to Stratos’ submission of a claim for insurance coverage for the Lego and Campbell lawsuits and reimbursement of defense costs. Federal did not seek damages from Stratos and Stratos disputed denial of the coverage. In June 2005 the court determined that Federal was not responsible for the claim for insurance coverage or the reimbursement of the defense costs. We filed an appeal of the ruling. In November 2005, the lawsuit was settled.
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
NOTE 22. OPERATING CONSIDERATIONS AND MANAGEMENT PLANS
The accompanying consolidated financial statements have been prepared assuming Stratos will continue as a going concern. As shown in the consolidated financial statements, we incurred significant net losses in prior years as a result of operating in markets that have experienced a severe economic downturn since late in fiscal 2001. These conditions remained in effect through fiscal 2006.

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
NOTE 23. SUBSEQUENT EVENTS
Stratos International, Inc. reported on May 7, 2007 that it received a notice from Nasdaq indicating that, because Stratos failed to hold its’ 2006 annual meeting of shareholders prior to April 30, 2007, (the end of Stratos’ fiscal year), Nasdaq was initiating the process to delist Stratos’ securities from trading on The Nasdaq Global Market. Stratos appealed the delisting determination and requested a hearing, which was held on June 7, 2007.
The Nasdaq Listing Qualification Panel determined to continue the listing of Stratos subject to the completion of the merger with Emerson Electric Co. on or before July 13, 2007 as discussed below.
Stratos International, Inc. announced on May 14, 2007 that it has agreed to be acquired by Emerson Electric Co. (NYSE: EMR). Under the terms of the agreement, the holders of Stratos common stock will receive $8.00 per share in cash for their shares, for a total consideration of approximately $118.0 million, or an aggregate consideration of approximately $85.0 million, net of acquired cash. The proposed transaction is subject to customary regulatory approvals, approval by Stratos stockholders and satisfaction of other customary conditions.
A special meeting of the stockholders of Stratos will be held at 10:00 am, local time on July 12, 2007 at the corporate offices located at 7444 W. Wilson Avenue, Chicago, Illinois. The stockholders will be asked to approve and adopt the Agreement and Plan of Merger, dated May 14, 2007 among Stratos International, Inc., Emerson Network Power Connectivity Solutions, Inc. and it’s direct wholly-owned subsidiary Emersub C, Inc. If the merger is completed, Stratos will become a wholly-owned subsidiary of Emerson.

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
Managements Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (COSO), our management concluded that our internal control over financial reporting was effective as of April 30, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.
July 11, 2007

/s/ Phillip A. Harris
Phillip A. Harris
President and Chief Executive Officer

/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors and Stockholders
Stratos International, Inc
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” that Stratos International, Inc. maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stratos International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Stratos International, Inc. maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Stratos International, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Stratos International, Inc. as of April 28, 2007 and April 29, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and our report dated July 11, 2007 expressed an unqualified opinion on those consolidated Financial Statements.
/s/ BDO Seidman, LLP
Chicago, Illinois
July 11, 2007
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable
PART III
Item 10. Directors and Executive Officers of the Registrant
The name, age, and positions held by each of our executive officers are provided in Part I, Item 1 “Business” above.

Director	Age	Principal Occupation

Reginald W. Barrett	78	Mr. Barrett has served as a Director of Stratos since November 2003. Mr. Barrett is Chairman of the Stratos Board of Directors. He serves as member of Stratos’ Compensation Committee and Chairman of its Strategic Development Committee and Governance Committee. Mr. Barrett is President and Chief Executive Officer of Clements National Company (a manufacturer of electrical and hot air products). Mr. Barrett was a director of Sterling from 1991 through the closing of Stratos’ acquisition of Sterling in November 2003. From 1982 until his retirement in 1990, Mr. Barrett served as President of Pyle National, which became part of Brintec Corporation (a connector manufacturer).

Kenne P. Bristol	63	Mr. Bristol serves as Chairman of Stratos’ Compensation Committee and is a member of its Strategic Development Committee and Governance Committee. He served as Chairman of the Alliance Bancorp Division of Charter One Financial, Inc., a Nasdaq-listed banking company, from July 2001 to September 2004. Mr. Bristol also served as President, Chief Executive Officer and a Director of Alliance Bancorp, Inc., and its primary subsidiary Liberty Federal Bank, from July 1992 until it was acquired by Charter One Financial, Inc. in July 2001. Prior to its acquisition, Alliance Bancorp, Inc., was a Nasdaq-listed public company. Mr Bristol chairs the Compensation Committee and has been a director of Stratos since 2005.

Director	Age	Principal Occupation

Phillip A. Harris	60	Mr. Harris has served as President and Chief Executive Officer of Stratos since December 2004 and as a director of Stratos since November 2003. Prior to being elected as President and Chief Executive Officer, Mr. Harris served as Chairman of the corporate governance and nominating committee and as a member of the compensation committee. Mr. Harris was a director of Sterling Holding Company (“Sterling”) from 2002 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Harris was Executive Vice President of Sprint North Supply (a telecommunications equipment distributor) from 1994 until his retirement in 2001. From 1978 until 1994, Mr. Harris held a number of senior operating positions with Sprint Corporation (a telecommunications provider).

David Y. Howe	43	Mr. Howe has served as a director of Stratos since November 2003. Mr. Howe is a member of the Stratos Compensation Committee and the Stratos Audit Committee. Mr. Howe was a director of Sterling from 1997 through the closing of Stratos’ acquisition of Sterling in November 2003. Mr. Howe serves as managing general partner of Enhanced Equity Fund, LP Mr. Howe had been Managing Director and Partner at Lightyear Capital, a private equity firm, from 2003 through June 2005. From 1993 through 2003 he was employed by Citicorp Venture Capital, most recently as a Partner. Mr. Howe is a director of Integrated Mobile, Inc., Fitness Together, Inc., Enhanced Wireless, and Layered Technologies, Inc.

Charles Daniel Nelsen	43	Mr. Nelsen has served as a director of Stratos since June 2000 and is a member of the Audit Committee. Mr. Nelsen is Director of Mergers and Acquisitions for Motorola’s Integrated Supply Chain (ISC) and has served in various other roles at Motorola since 2000. From 1998 to 2000, Mr. Nelsen served as Senior Manager, Supply Chain of A.T. Kearney. From 1994 to 1998, Mr. Nelsen held the positions of Managing Associate, Senior Associate and Associate at Coopers & Lybrand Consulting.

Director	Age	Principal Occupation

Edward J. O’Connell	54	Mr. O’Connell has served as a director of Stratos since June 2000 and is Chairman of the Audit Committee. He is also a member of Stratos Governance Committee. Mr. O’Connell has been Chief Financial Officer at Hinshaw & Culbertson, LLP, a provider of professional legal services, since May 2005. Prior to that, he served as Chief Financial Officer of Gardner, Carton & Douglas, a provider of professional legal services, since 2000. From 1999 to 2000, Mr. O’Connell served as Chief Financial Officer of Hey Company, LLC, a company involved with e-commerce. From 1998 to 1999, Mr. O’Connell served as the Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of ebix.com, a software, consulting services and e-commerce company. From 1995 to 1998, Mr. O’Connell served as Chief Operating Officer and Chief Financial Officer for Keck, Mahin & Cate, a provider of legal professional services.

Newell V. Starks	55	Mr. Starks has served as Vice Chairman of the Board of Stratos since November 2003. From November 2003 through September 2005, Mr. Starks served as Chief Strategy Officer of Stratos. He was Chairman of Sterling’s board of directors during 2003 and a director of Sterling from its organization in 1989 through the closing of Stratos’ acquisition of Sterling in November 2003. From 1984 until 1991, Mr. Starks was employed by CVC, most recently as Vice President, where he was in charge of CVC’s initial investment in Sterling. Since leaving CVC, Mr. Starks has served as a private consultant to technology companies, including Sterling, on strategic matters and also has been a private investor.

Brian J. Stark	58	Brian J Stark has been a director since June 2006. Mr. Stark is former President of the Controls Group for Johnson Controls, where he was responsible for systems, products and services worldwide, and facility management covering a broad range of operations, maintenance and consulting programs. Mr. Stark serves on the Board of Directors for the Milwaukee School of Engineering and Children’s Hospital of Wisconsin. He holds a Bachelor of Science Degree in Electrical Engineering from Milwaukee School of Engineering. Mr. Stark is a member of the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors, executive officers and 10% shareholders complied during fiscal 2007 with the reporting requirements of Section 16(a), Other than (i) filings for Messrs. Harris, Hollingsworth and Norwood with respect to shares granted in April 2006 under our incentive plan were filed late, and (ii) filings for Messrs. Barrett, Harris, Howe, Norwood and Starks with respect to repurchases by Stratos of our Series B Preferred Stock were filed late.
No family relationships exist among any of the executive officers, directors or director nominees.
Stratos has a standing corporate governance and nominating committee which is responsible for nominating directors, among other functions. The members of the committee currently are Messrs. Barrett (Chairman), Bristol and O’Connell. The committee has a written charter, a copy of which is available at Stratos’ website, www.stratosinternational.com. The committee will consider nominees for director submitted by stockholders. Stockholders wishing to submit nominees should submit written information to the committee with respect to such nominees; such information should include all full biographical information and other information required to be included in proxy statements under the SEC rules. Nominees should possess certain minimal qualifications, including, among other criteria, senior management experience in business, government and/ or other relevant organizations. Nominees recommended by stockholders in accordance with these procedures will receive the same consideration received by nominees identified to the committee through other means
The members of the audit committee currently are Messrs. O’Connell (Chairman), Howe, Nelsen and Stark. The audit committee recommends the appointment of our independent registered public accounting firm, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accounting firm, including the results and scope of their audit. Our board of directors has determined that each member of the audit committee is independent, as independence for audit committee members is defined in the listing standards of the NASDAQ Global Market and in applicable SEC rules. Our board of directors has also determined that Mr. O’Connell, the audit committee’s Chairman, is an audit committee financial expert, as such term is defined by the rules of the SEC, based on Mr. O’Connell’s many years of experience as a chief financial officer of various entities. The audit committee has a written charter, a copy of which is available at Stratos’ website, www.stratosinternational.com.
We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of our code of ethics is filed as Exhibit 14 to this annual report on Form 10-K. The code of ethics is also published at our website at www.stratosinternational.com. We intend to satisfy disclosure requirements under Item 10 of Form 8-K regarding record any amendment to, or waiver from, our code of ethics, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting on our website notification of such amendment or waiver.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee (the “Committee”) of the Board has responsibility for (i) carrying out the Board’s responsibilities relating to compensation of Stratos’ executives, (ii) reviewing and recommending to the Board compensation plans, policies and programs intended to attract, retain and appropriately reward coworkers in order to motivate their performance in the achievement of Stratos’ business objectives and align their interests with the long-term interests of Stratos’ shareholders, (iii) overseeing, designing and implementing the overall compensation strategy of Stratos and making such changes to the strategy as it may deem to be appropriate and (iv) administering Stratos’ stock option, incentive-compensation and equity-based plans.
Compensation Philosophy and Objectives
The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by Stratos, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that Stratos maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by Stratos to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.
Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the executive officers and approves recommendations regarding equity awards to all employees of Stratos. The Chief Executive Officer annually reviews the performance of each executive officer. The conclusions reached and recommendations based on this review, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.
Setting Executive Compensation
Based on the foregoing objectives, the Committee has structured Stratos’ annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by Stratos and reward the executives for achieving such goals.
2007 Executive Compensation Components
For the fiscal year ended April 30, 2007, the principal components of compensation for executive officers were:
•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary
Stratos provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. Base salary ranges are designed so that salary opportunities for a given position will be between 80% and 125% of the midpoint of the base salary established for each range.
During its review of base salaries for executives, the Committee primarily considers:
•	market data from outside sources;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.
Salary levels are typically considered annually as part of Stratos’ performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of officers are based on the Committee’s assessment of the individual’s performance.
Compensation Committee Report
The Compensation Committee of Stratos has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.
The Compensation Committee
Kenne P. Bristol, Chair
Reginald W. Barrett
David Y. Howe
Summary Compensation Table
The following table sets forth compensation information for the fiscal year ended April 30, 2007 for the individuals serving as Stratos’ Chief Executive Officer and four other executive officers (the “Named Officers”) as of April 30, 2007.

				All Other
				Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)
Phillip A. Harris	2007	$240,000	$82,944	$28,469	$351,413
President and Chief Executive Officer

Barry Hollingsworth	2007	$154,808	$32,141	$5,270	$192,219
Vice President and Chief Financial Officer

Joe Norwood	2007	$238,004	$79,138	$18,385	$335,527
Executive Vice President

Richard C.E. Durrant	2007	$234,954	$168,352	$31,761	$435,067
Executive Vice President

Dale Reed	2007	$190,236	$47,988	$43,463	$281,687
Senior Vice President, Sales and Marketing

The following table summarizes the “all other compensation” included in the summary compensation table above.

		Perquisites		Company
		and Other		Contributions
		Personal	Insurance	to Retirement and
		Benefits	Premiums	401(k) Plans
Name	Year	($)	($)	($)	Total ($)
Phillip A. Harris	2007	$21,600	$—	$6,869	$28,469
President and Chief Executive Officer

Barry Hollingsworth	2007	$—	$—	$5,270	$5,270
Vice President and Chief Financial Officer

Joe Norwood	2007	$6,964	$—	$11,421	$18,385
Executive Vice President

Richard C.E. Durrant	2007	$21,930	$1,981	$7,850	$31,761
Executive Vice President

Dale Reed	2007	$31,476	$2,885	$9,102	$43,463
Senior Vice President, Sales and Marketing
Grants of Plan-Based Awards

There were no grants of plan-based awards to Company officers in 2007.

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes outstanding equity awards held by Company executives at April 30, 2007.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Phillip A. Harris	—	—	—	$—	NA
President and Chief Executive Officer						—	$—	7,632	$61,056

	—	—	—	$—	NA	—	$—	63,600	$508,800

Barry Hollingsworth	3,000	1,000	—	$6.05	4/5/2014	—	$—	3,975	$31,800
Vice President and Chief Financial Officer						—	$—	12,000	$96,000
						—	$—	15,300	$122,400

Joe Norwood	—	—	—	$—	NA	—	$—	5,440	$43,520
Executive Vice President						—	$—	26,000	$208,000
						—	$—	15,300	$122,400

Richard C.E. Durrant	12,289	—	—	$2.63	2/7/2013	—	$—	9,540	$76,320
Executive Vice President	6,000	—	—	$5.10	6/19/2013	—	$—	22,000	$176,000

Dale Reed	—	—	—	$—	NA	—	$—	2,040	$16,320
Senior Vice President, Sales and Marketing						—	$—	12,000	$96,000
						—	$—	7,100	$56,800
Option Exercises and Stock Vested Table
The following table summarizes vesting of stock awards during fiscal year 2007. There were no exercises of options by Stratos officers during 2007.

	Stock Awards
	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#)	($)
Phillip A. Harris	2,052	$12,620
President and Chief Executive Officer	17,100	$105,165

Barry Hollingsworth	1,069	$6,574
Vice President and Chief Financial Officer

Joe Norwood	6,840	$42,066
Executive Vice President

Richard C.E. Durrant	2,565	$15,775
Executive Vice President

Dale Reed	2,565	$15,775
Senior Vice President, Sales and Marketing

Pension Benefits
There were no plans providing for payments or other benefits at, or following, or in connection with retirement for Stratos officers in 2007.
Nonqualified Deferred Compensation
There were no plans providing for deferral of compensation that is not tax-qualified for Stratos officers in 2007.
Director Compensation
The following table summarizes fees earned and stock awards granted to directors of Stratos in 2007.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)	($)
Reginald W. Barrett	$135,500	$72,600	$208,100

Kenne P. Bristol	$75,500	$72,600	$148,100

David Y. Howe	$50,000	$72,600	$122,600

Charles Daniel Nelsen	$46,000	$72,600	$118,600

Edward J. O’Connell	$59,000	$72,600	$131,600

Brian J Stark	$36,375	$72,600

		$162,240	$271,215

Newell V. Starks	$56,500	$72,600	$129,100

Severance and Change in Control Arrangements
Stratos announced on May 14, 2007 that it has agreed to be acquired by Emerson Electric Co. (NYSE: EMR). Under the terms of the agreement, the holders of Stratos International common stock will receive $8.00 per share in cash for their shares, for a total consideration of approximately $118.0 million, or an aggregate consideration of approximately $85.0 million, net of acquired cash. The proposed transaction is subject to customary regulatory approvals, approval by Stratos’ International’s stockholders and satisfaction of other customary conditions. A special meeting of the stockholders of Stratos International, Inc will be held at 10:00 am, local time on July 12, 2007 at the corporate offices located at 7444 W. Wilson Avenue, Chicago, Illinois. The stockholders will be asked to approve and adopt the Agreement and Plan of Merger, dated May 14, 2007 among Stratos International, Inc., Emerson Network Power Connectivity Solutions, Inc. and it’s direct wholly-owned subsidiary Emersub C, Inc. If the merger is completed, Stratos will become a wholly-owned subsidiary of Emerson.
Each of the management retention agreements with our executive officers provides for the payment of certain severance benefits to the executive officers following termination of their employment after a change of control of Stratos, as described more fully below:
•	Phillip A. Harris, our president and chief executive officer, is entitled to certain severance benefits under his management retention agreement if his employment is terminated voluntarily for any reason following a “change of control” (as defined in such agreement); and

•	Barry Hollingsworth, our chief financial officer, Joe Norwood, our executive vice president, and Dale Reed, our senior vice president-sales and marketing, are each entitled to certain severance benefits under their respective management retention agreements if their employment is terminated by us other than for “cause” or they resign for “good reason” within two years following a “change of control” (as such terms are defined in such agreements).
In addition, Richard C.E. Durrant, our executive vice president, is entitled to certain severance benefits under his management retention agreement if he is terminated by us on prior to August 3, 2007 other than for “cause” (as defined therein) or if he voluntarily resigns for any reason, regardless of whether or not a change of control occurs. Mr. Durrant’s severance benefits will not increase as a result of the merger.

The following table sets forth an estimate of the potential cash severance payments that could be payable in a lump sum payment in the event such executive officers become entitled to such severance amount pursuant to each of their management retention agreements (described above) following the merger with Emerson (assuming current compensation amounts without regard to additional payments resulting from potential base pay increases in 2007):

Expected Severance
Name	Benefit

Phillip A. Harris President and Chief Executive Officer	$480,000

Barry Hollingsworth Vice President and Chief Financial Officer	$224,750

Joe Norwood Executive Vice President	$368,906

Richard C.E. Durrant Executive Vice President	$862,592

Dale Reed Senior Vice President, Sales and Marketing	$280,732
At the effective time of the merger, all restricted shares under Stratos’ equity plans will be vested in full immediately prior to the effective time and will be converted into the right to receive the applicable merger consideration in cash, without interest. Each option to purchase common stock that is outstanding immediately prior to the effective time of the merger, whether or not then exercisable, will be cancelled and the option holder will be entitled to receive a cash payment, without interest, equal to the product of (i) the number of shares of common stock subject to such option and (ii) the excess, if any, of the applicable per share merger consideration over the exercise price per share of common stock, less applicable withholding taxes. Our directors and executive officers will be able to receive the same cash consideration for their shares of common stock (including restricted shares) and options as all of our other stockholders and holders of options, as applicable.

The following table sets forth for each of our executive officers:
•	the number of shares of our common stock, including restricted shares, held by such person as of April 30, 2007;

•	the amount of cash that will be paid in respect of such shares upon consummation of the merger;

•	the number of shares subject to outstanding options held by such person that have an exercise price per share that is less than $8.00;

•	the amount of cash that will be paid in respect of such options upon consummation of the merger; and

•	the total amount of cash that will be received by such person in respect of such shares and options upon consummation of the merger.
All dollar amounts are gross amounts and do not reflect deductions for income taxes and other withholding and do not reflect the impact of any applicable excise tax. With respect to options, the payment is calculated by multiplying the number of shares subject to such option by the amount by which $8.00 exceeds the per share exercise price of the option. Any options that have an exercise price per share equal to or greater than the applicable per share merger consideration will be cancelled and extinguished without any payment.

	Common Stock Owned		Options with Exercise Price Less than $8
	(Including Restricted Shares)				Total
Name	Shares	Consideration	Shares	Consideration	Consideration

Phillip A. Harris President and Chief Executive Officer	193,270	$1,546,160	0	$0	$1,546,160

Barry Hollingsworth Vice President and Chief Financial Officer	33,550	$268,400	4,000	$7,800	$276,200

Joe Norwood Executive Vice President	201,655	$1,613,240	0	$0	$1,613,240

Richard C.E. Durrant Executive Vice President	44,617	$356,936	18,289	$83,392	$440,328

Dale Reed Senior Vice President, Sales and Marketing	83,786	$670,288	0	$0	$670,288
Information regarding equity compensation plans is set forth in Note 14 to our financial statements included in Item 8 of this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Beneficial Ownership
The following beneficial ownership tables set forth information as of June 11, 2007 regarding ownership of shares of Stratos common stock by the following persons:
•	each person who is known to Stratos to own beneficially more than 5% of the outstanding shares of Stratos common stock, based upon Stratos’ records or the records of the SEC;

•	each director and Named Executive Officer; and

•	all directors and executive officers of Stratos as a group.
Unless otherwise indicated, to Stratos’ knowledge, all persons listed on the beneficial ownership tables below have sole voting and investment power with respect to their shares of Stratos common stock. Shares of Stratos common stock subject to options exercisable within 60 days of June 11, 2007 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options.

			Number of
	Number of		Shares of
	Shares of		Series B
	Common	Percent of	Preferred	Percent of
Name and Address of Beneficial Owner	Stock	Class	Stock	Class
Steel Partners II, L.P. (1)	2,183,650	15.10%	—	0.00%
590 Madison Ave 32nd Floor New York, New York 10022

Riley Investment Partners Master Fund, L.P. (2)	1,209,217	8.30%	—	0.00%
11100 Santa Monica Blvd Suite 810 Los Angeles, California 90025

Dimensional Fund Advisors LP (3)	1,102,925	7.60%	—	0.00%
1299 Ocean Avenue 11th Floor Santa Monica, California 90401

William N. Stout (4)	713,964	4.90%	9,462	96.40%
8084 McKenzie Ct. Las Vegas, Nevada 89129

(1)	Based on a Statement on Schedule 13D/A filed by Steel Partners II, L.P. with the SEC on June 12, 2006. Steel Partners L.L.C, as the general partner of Steel Partners II, L.P., and Warren G. Lichtenstein, as the sole executive officer and managing member of Steel Partners L.L.C., may each be deemed to beneficially own the 2,183,650 shares held by Steel Partners II, L.P. Mr. Lichtenstein has sole voting and dispositive power with respect to such shares.

(2)	Based on a Statement on Schedule 13G/A filed by Riley Investment Partners Master Fund, L.P. with the SEC on February 2, 2007. Riley Investment Management LLC has sole investment and voting power over the 1,209,217 shares held by Riley Investment Partners Master Fund, L.P. and may be deemed to have beneficial ownership of these shares.

(3)	Based on a Statement on Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 9, 2007. The 1,102,925 shares are held by one or more investment companies, trusts and accounts to which Dimensional Fund Advisors LP serves as investment advisor or manager and, in which capacity, Dimensional possess investment and/or voting power over the shares. Dimensional Fund Advisors disclaims beneficial ownership of such shares.

(4)	Based on corporate records of Stratos and a Statement on Schedule 13G/A filed by William N. Stout with the SEC on February 12, 2007. Includes 701,543 shares of common stock held by the William N. and Carol A. Stout Trust dated November 24, 1998, which Mr. and Ms. Stout, as trustees and beneficiaries of the Trust, may be deemed to beneficially own and over which they share voting and dispositive power. In addition, Mr. Stout directly holds 12,421 shares of common stock.

	Number of Shares and
	Nature of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class
Reginald W. Barrett (1)	113,826	0.80%
Kenne P. Bristol (2)	56,000	0.40%
Richard C.E. Durrant (3)	62,906	0.40%
Phillip A. Harris (4)	193,270	1.30%
Barry Hollingsworth (5)	37,550	0.30%
David Y. Howe (6)	105,110	0.70%
Charles Daniel Nelsen (7)	48,385	0.30%
Joe D. Norwood (8)	201,655	1.40%
Edward J. O’Connell (9)	48,030	0.30%
Dale Reed (10)	83,786	0.60%
Brian J. Stark (11)	36,000	0.20%
Newell V. Starks (12)	234,772	1.60%

Directors and Executive Officers as a Group(12 individuals) (13)	1,221,340	8.40%

(1)	Includes 39,264 shares of restricted common stock.

(2)	Includes 36,000 shares of restricted common stock.

(3)	Includes 31,540 shares of restricted common stock, and 18,289 shares of common stock subject to options that are exercisable.

(4)	Includes 126,832 shares of restricted common stock, and 4,968 shares of common stock held in a 401(k) account.

(5)	Includes 31,275 shares of restricted common stock, and 4,000 options, of which 3,000 are exercisable and 1,000 will vest in connection with the merger.

(6)	Includes 31,632 shares of restricted common stock.

(7)	Includes 31,632 shares of restricted common stock, and 385 shares of common stock held in an individual retirement account.

(8)	Includes 46,740 shares of restricted common stock, and 124,215 shares of common stock held as beneficiary of Norwood Family Trust dated November 10, 2003.

(9)	Includes 31,632 shares of restricted common stock, and 30 shares of common stock held in an individual retirement account.

(10)	Includes 21,140 shares of restricted common stock.

(11)	Includes 36,000 shares of restricted common stock.

(12)	Includes 75,800 shares of restricted common stock, 12,421 shares of common stock held as sole member of Kennan Road LLC, and 106,800 shares of common stock held as sole member of Kennan Road II LLC.

(13)	Includes 21,289 shares of common stock subject to options that are exercisable, 1,000 shares of common stock subject to options that will vest in connection with the merger, 5,383 shares of common stock held in retirement plans, 124,215 shares of common stock held in trust, 50 shares of common stock held jointly, and 539,487 shares of restricted common stock.
On May 14, 2007, we announced a merger agreement, subject to approval by our stockholders and certain other conditions, pursuant to which all of our outstanding stock would be acquired by Emerson Electric Co.
Equity Compensation Plan Information
The following table provides information about shares of our common stock that may be issued upon exercise of stock options under all of our existing equity compensation plans as of April 30, 2007.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	239,325	$16.22	1,507,714
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
Item 13. Certain Relationships and Related Transactions
There were no transactions with related persons during Stratos’ 2007 fiscal year required by applicable SEC rules and regulations to be disclosed hereunder.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by BDO Seidman, LLP with respect to fiscal 2007 and 2006. Other fees include Sarbanes-Oxley and our 401k plan.

	2007	2006
Audit fees	$642,000	$331,000
Audit-Related Fees	—	—
Tax Fees	31,690	3,395
All Other Fees	34,220	20,940

Total	$707,910	$355,335

“Audit fees” are fees Stratos paid for professional services relating to the annual audit of Stratos’ consolidated financial statements included in Stratos’ annual report on Form 10-K, review of the financial statements included in Stratos’ quarterly reports on Form 10-Q and the filing of registration statements with the SEC. “Tax fees” relate primarily to fees paid in connection with consultations on various tax planning and compliance matters. “All other fees” are fees for any products and services that are not included in other categories, and include fees related to our audit of internal controls under the Sarbanes-Oxley Act and our 401k plan.
All audit-related services, tax services and other services are pre-approved by the audit committee prior to performance. In some cases, pre-approval is provided by the full audit committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget. In other cases, the Chairman of the audit committee has the delegated authority from the audit committee to pre-approve additional services, and such pre-approvals are then communicated to the full audit committee. In its pre-approval and review of non-audit service fees, the audit committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence.

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

STRATOS INTERNATIONAL, INC.

July 11, 2007	By: /s/ Phillip A. Harris

Phillip A. Harris
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip A. Harris and Barry Hollingsworth, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, in any and all capacities, to sign one or more Annual Reports for Stratos’ fiscal year ended April 30, 2007 on Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or such other form as any such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto, each in such form as they or either of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Exchange Act and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ REGINALD W. BARRETT Reginald W. Barrett	Chairman of the Board	July 11, 2007

/s/ KENNE P. BRISTOL Kenne P. Bristol	Director	July 11, 2007

/s/ PHILLIP A. HARRIS Phillip A. Harris	Director, President and CEO (Principal Executive Officer)	July 11, 2007

/s/ BARRY HOLLINGSWORTH Barry Hollingsworth	Chief Financial Officer (Principal Financial Officer)	July 11, 2007

David Y. Howe	Director	July 11, 2007

/s/ CHARLES DANIEL NELSEN Charles Daniel Nelsen	Director	July 11, 2007

/s/ EDWARD J. O’CONNELL Edward J. O’Connell	Director	July 11, 2007

/s/ BRIAN J. STARK Brian J. Stark	Director	July 11, 2007

/s/ NEWELL V. STARKS Newell V. Starks	Director	July 11, 2007

STRATOS INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Merger Agreement dated as of May 14, 2007, among Stratos International, Inc., Emerson Network Power Connectivity Solutions, Inc. and Emersub C, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed May 17, 2007)

3.1	Restated Certificate of Incorporation of registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006)

3.3	Bylaws of registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1)

3.5	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1)

4.1	Specimen certificate representing the common stock (incorporated by reference to Exhibit 4.1 to registrant’s Amendment No. 2 to Form S-1, filed June 22, 2000)

4.2	Specimen certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-Q filed December 15, 2003)

4.3	Rights Agreement, dated as of March 23, 2001, between Stratos International, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed March 28, 2001)

4.4	First Amendment, dated as of July 2, 2003, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.2 to registrant’s Form 8-A/A, filed August 7, 2003)

4.5	Second Amendment, dated as of May 14, 2007, to Rights Agreement, dated as of March 23, 2001, between Stratos Lightwave, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to registrant’s Form 8-K, filed May 17, 2007)

4.6	Registration Rights Agreement, dated as of July 2, 2003, among Stratos Lightwave, Inc., Citicorp Venture Capital Ltd., the William N. and Carol A. Stout Trust dated 11/24/98 and the William N. and Carol A. Stout Charitable Remainder Unit Trust (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-4, filed September 29, 2003)

4.7	Standstill Agreement, dated as of July 2, 2003, between Stratos Lightwave, Inc. and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-4, filed September 29, 2003)

Exhibit
Number	Description of Document

10.1	Form of Indemnity Agreement between registrant and registrant’s directors and officers** (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1, filed June 5, 2000)

10.2	Stratos Lightwave, Inc. 2002 Stock Plan for Acquired Companies (incorporated by reference to Exhibit 99.1 to registrant’s Form S-8, filed January 31, 2002)

10.3	Stratos Lightwave, Inc. Amended and Restated 2003 Stock Plan** (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed September 19, 2006)

10.4	Form of the Option Agreement of the Stratos Lightwave, Inc. 2003 Stock Plan ** (incorporated by reference to Exhibit 10.22 on Form 10-K filed July 29, 2005)

10.5	Form of the Restricted Stock Agreement for Directors of the Stratos Lightwave, Inc. 2003 Stock Plan ** (incorporated by reference to Exhibit 99.1 on form 8-K, filed on December 6, 2005).

10.6	Form of the Restricted Stock Agreement for Employees of the Stratos Lightwave, Inc. 2003 Stock Plan ** (incorporated by reference to Exhibit 10.3 on Form 8-K filed May 1, 2006)

10.7	Stratos Lightwave, Inc. 2003 Employee Stock Purchase Plan** (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4, filed September 29, 2003)

10.8	Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.11 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.9	Amendment to Management Retention Agreement between the registrant and James McGinley** (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.10	Amendment to Management Retention Agreement between the registrant and James McGinley ** (incorporated by reference to Exhibit 99.3 on Form 8-K filed on November 12, 2004)

10.11	Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.12 to registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002)

10.12	Amendment to Management Retention Agreement between the registrant and David Slack** (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K, filed July 29, 2003)

10.13	Amendment to Management Retention Agreement between the registrant and David A. Slack, dated February 4, 2005** (incorporated by reference to Exhibit 99.2 on Form 8-K filed on February 9, 2005)

10.14	Amended and Restated Management Retention Agreement between the registrant and Richard Durrant** (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 10-Q, filed September 19, 2006)

10.15	Employment, Confidentiality and Noncompete Agreement, dated as of November 3, 1997, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.17 on Form 10-K/A filed on August 30, 2004)

10.16	Salary Continuation Agreement, dated as of August 10, 2004, by and between Trompeter Electronics, Inc. and Joe Norwood ** (incorporated by reference to Exhibit 10.20 on Form 10-K/A filed on August 30, 2004)

Exhibit
Number	Description of Document

10.17	Management Retention Agreement between the registrant and Phillip A. Harris, dated February 1, 2005** (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2005)

10.18	Form of Management Retention Agreement ** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

10.19	Restricted Stock Agreement between the registrant and Phillip A. Harris, dated December 15, 2004, as amended and restated as of September 14, 2005 ** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.20	Amendment to Restricted Stock Agreement between the registrant and Phillip A. Harris, dated as of December 6, 2005 ** (incorporated by reference to Exhibit 99.3 to registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.21	Restricted Stock Agreement between the registrant and Newell V. Starks, dated April 29, 2004, as amended and restated as of September 14, 2005 ** (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.22	Restricted Stock Agreement between the registrant and Newell V. Starks, dated March 9, 2005 ** (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed September 21, 2005).

10.23	Restricted Stock Agreement between the registrant and Newell V. Starks, dated December 6, 2005 ** (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed December 8, 2005).

10.24	Letter agreement between the registrant and Newell V. Starks, dated November 23, 2005, with respect to severance benefits ** (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q, filed March 13, 2007)

10.25	Schedule of Non-Management Director Fees ** (incorporated by reference to Exhibit 10.24 on Form 10-K filed July 29, 2005)

10.26	Form of the 2006 Annual Incentive Bonus Plan ** (incorporated by reference to Exhibit 99.6 to registrant’s Current Report on Form 8-K, filed September 21, 2005)

10.27	2007 Annual Incentive Bonus Plan ** (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 1, 2006)

14	Stratos International, Inc. Code of Business Conduct and Ethics (posted on registrant’s website at www.stratosinternational.com)

21	List of Subsidiaries (filed previously)

23.1	Consent of BDO Seidman, LLP *

23.2	Consent of Ernst & Young LLP*

24	Power of Attorney (contained in the signature page to this annual report on Form 10-K)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer†

32.2	Section 1350 Certification of Chief Financial Officer†

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

†	Furnished as exhibit to this annual report on Form 10-K.